Form 10KSB40
period 1995-09-30
ENTOURAGE INTERNATIONAL INC
filed 1997-03-25
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1995

                                       OR

                         Commission file number 1-9206
                                                ------

                         ENTOURAGE INTERNATIONAL, INC.
            (exact name of registrant as specified in its charter)

Texas                                              76-0118305
-----                                              ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


32240 Paseo Adelanto Ste A
--------------------------
San Juan Capistrano CA                             92675
----------------------                             -----
(Address of principal executive offices)           (Zip code)

Registrant's  telephone number, including area code (714) 488-2184
                                                    --------------

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock. $.001 par value
-----------------------------

(Title of Class)
----------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X           No
        ---            ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's sales for its most recent fiscal year were $2,534,910.

     As of September 30, 1995, the aggregate market value of the issuer's common stock, $.001 par value, held by nonaffiliates of the issuer, is $189,023 computed based upon bid and ask quotes averaging $.04 per share. No active trading market exists.

     As of December 15, 1995, there were 4,725,574 shares outstanding of the issuer's common stock, $.001 par value.

                               TABLE OF CONTENTS
                               -----------------

PART I
Item 1       Description of Business...............................................   3-11

Item 2       Description of Property...............................................     11

Item 3       Legal Proceedings.....................................................     12

Item 4       Submission of Matters to a Vote of Security Holders...................     12


PART II

Item 5       Market for Common Equity and Related Stockholder Matters..............     13

Item 6       Management's Discussion  and Analysis of Financial
             Conditions and Results of Operations..................................  14-20

Item 7       Financial Statements..................................................  21-40

Item 8       Changes In and Disagreements With Accountants
             on Accounting and Financial Disclosure................................     41


PART III     Items 9 through 12 (incorporated by reference)

Item 9       Current Directors and Executive Officers..............................     41

Item 10      Executive Compensation................................................  42-43

Item 11      Security Ownership of Certain Beneficial Owners and Management........  44-48

Item 12      Certain Relationships and Related Transactions........................  48-49

Item 13      Exhibits and Reports on Form 8-K......................................  50-51

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

     Business Development
     --------------------

         Entourage International, Inc. ("Entourage" or "the Company") is a Texas corporation which commenced operations in 1984. In 1987, Entourage acquired from Scientia Corporation ("Scientia"), a related party until March 1991, all of the assets and operations, but none of the liabilities, of Scientia's Biogime division, which marketed, through a network of independent distributors, a line of skin care and health care products, including the Metrin skin care systems.

         The Company markets and distributes consumer products through a network of independent distributors and retail stores. The Company enters into marketing and distribution agreements with manufacturers of specific products or product lines and resells those products through company-owned retail stores, licensed or franchised retail stores and through arrangements with independent distributors, and internationally through licensees.

         The Company currently markets and distributes Biogime skin care products and health and nutritional products. In recent years, the Company's most significant operations have involved the sale of skin care products.

     Business of Issuer
     ------------------

     A.  PRODUCTS

         The company markets Biogime skin care products, and health and nutritional care products.

         Biogime Skin Care Products: The Company's primary products are a series
         --------------------------
     of skin care formulations marketed and sold using the name Biogime. Sales in the Biogime product line consist mainly of the sale of the five-step "Woman's Skin Care System". This five-step process is specially formulated to clean and condition the skin. The formulation consists of all natural ingredients and the Company has eliminated certain ingredients which are known to be damaging to the skin. The Biogime name can be used during the fifteen month License Agreement following the December 21, 1995 asset, liability and obligation transfer of the direct sales division, after which the name "biozhem" will be used by Entourage. (See notes to financial statements)

         Health and Nutritional Care Products: In 1991 the Company introduced a
         ------------------------------------
     line of health and nutritional care products. These products are carried under the NutriSense product line and include a line of vitamins and supplements which were first marketed in 1982. These products are sold through company-owned retail stores, licensed or franchised retail stores and independent distributors. Sales of health and nutritional care products comprised less than 5 % of the Company's total sales in each of the last three years. These products will be dropped from the line with the December 21, 1995 asset, liability and obligation transfer of the direct sales division.

     DISTRIBUTION

         Biogime skin care products are marketed through six Company-owned retail stores, eight licensed and franchised retail stores, a network of independent distributors and eleven licensees outside the United States as of September 30, 1995.

         Company-owned Retail Stores
         ---------------------------

         During fiscal 1995, the Company operated nine Company-owned retail stores under the name Biogime Skin Care Center, including three opened during 1994, and closed in 1995. Sales through Company-owned retail stores were 50%, 58%, 41% of total sales in the fiscal years ended September 30, 1995, 1994, and 1993 respectively. The locations and opening dates (during the current and previous fiscal years) of the Company-owned and operated Retail Stores as of September 30, 1995 were:

               Dallas, Texas
               Phoenix, Arizona
               San Jose, California (March 1993)
               Denver, Colorado (March 1993)
               Tampa, Florida (April 1993)
               Chicago (Oakbrook),
               Illinois (September 1993)
               Baltimore (Lutherville), Maryland (February 1994) (Closed 3/95) Detroit (Birmingham), Michigan (March 1994) (Closed 1/95) Philadelphia (Bryn Mawr), Pennsylvania (May 1994) (Closed 2/95)

         The San Jose store was acquired from a franchisee; other stores were opened by the Company. In order to improve its profitability, the Company consolidated the retail stores in the Denver, Colorado and Tampa/ Clearwater, Florida markets where the Company had two centers each. The Clearwater store closed in November 1993 and the second Denver store closed in December 1993.

         Management evaluated the profitability of all its retail stores and closed unprofitable stores in Baltimore, Detroit and Philadelphia in January, February and March 1995. These stores have shown losses since their opening, and management has identified them as part of the overall restructuring. The company will continue to evaluate the profitability and continued operations of the other retail stores.

         Entourage uses 30-minute "Infomercial" television programs in all the areas served by the Company-owned Biogime retail stores which describe the Biogime skin care products. Management continues to evaluate the effectiveness of the "Infomercials" as a sole advertising medium or as part of an advertising campaign using multiple media. Entourage may or may not continue to use the "Infomercial" as its sole or primary method of attracting customers to retail stores.

                   Franchised and Licensed Retail Stores
                   -------------------------------------

         The Company contracted with Biogime Franchise Services USA, Inc. ("BFS"), a newly-formed company owned by John Riemann, effective May 2, 1994 to provide all franchise services formerly conducted by the Company through its franchise division. Mr. Riemann was Executive Vice President of the Company responsible for the franchise division, and terminated his employment with the Company effective May 2, 1994, but remains a director of the Company. The license agreement, supply and distribution agreement and related agreements between the Company and BFS provide BFS a sub-license to use certain marks, software, other copyrighted materials and the Biogime franchise system in order to further develop a franchise program for the Biogime Skincare Centers.

         BFS was granted the exclusive right to provide the Biogime product and required franchise services to existing franchise locations, and to offer and sell Biogime franchise rights in additional specified areas in the United States. Additionally, BFS was granted the right to offer, sell and service franchises subject to a right of first refusal arrangement with the Company to open a company-owned retail store in other specified areas of the United States.

         The agreements are perpetual; the supply and distribution agreement may be terminated if certain minimum purchase levels are not reached by BFS, which would then cause cancellation of the license agreement.

         BFS will purchase from the Company all the Biogime product requirements of existing and future Biogime franchise locations, based on an agreed upon pricing schedule, which is adjustable as supplier prices change.

         Management expects these agreements to result in increased profitability due to the reduction in expenses related to personnel in the franchise division, the addition of new franchise locations and increased sales to franchise retail locations. Reduced prices to BFS have resulted (since May 2, 1994) and will continue to result in decreased sales, which are offset by reduced costs at the previous volume of product sales in the franchise division. For the period May 2, 1994 through September 30, 1995, the decreased sales, cost of sales, and operating expenses related to the BFS agreement have had no significant effect on profitability.

         Biogime products were distributed through eight franchised retail stores under the Biogime Skin Care Center name through May 2, 1994. These Centers continue to operate using the same name; however, their operations have been the responsibility of BFS since May 2, 1994. These franchised retail stores are located in California, Oklahoma, Hawaii, Georgia, and Nevada.

         The continued operation of specific franchise locations and the addition of new locations are the responsibility of BFS with the support of the Company. There are no targeted new franchise locations in the immediate future. Although BFS may sell additional franchises, BFS and the company intend to concentrate on increased sales and profitability of the existing franchise locations.

         Entourage, and, since May 2, 1994, BFS has filed Franchise Offering Circulars as required by the State of California. The Company has developed an offering circular as required by the Federal Trade Commission for other states.

         Sales to franchised and licensed retail stores (through May 2, 1994) and sales to BFS (from May 2, 1994 through September 30, 1995) were 12%, 15%, and 24% of total sales for the fiscal years ended September 30, 1995, 1994 and 1993 respectively.

         On September 13, 1995 a forbearance and amendment agreement was reached by the Company and BFS whereby the minimum monthly purchase requirements in the original BFS agreement were waived and a new minimum monthly purchase requirement was established. BFS has achieved the amended monthly purchase requirement for September 30, 1995.

         Entourage makes available to its franchised and licensed Retail Stores the 30-minute "Infomercial" television programs that describe the Biogime skin care products. These programs are currently being used in most of the areas serviced by franchised and licensed Biogime retail stores.

                (3) Direct Sales Through Independent Distributor Network
                    ----------------------------------------------------

         Biogime products are purchased from the Company by independent distributors for resale to their customers and for resale to persons they have recruited and trained, if any (their "downline distributors"). As of September 30, 1995, Entourage had approximately 1,300 distributors selling Biogime products. These distributors are not employees of Entourage. Direct sales through the independent distributor network were 35%, 23% and 30% of total sales for the fiscal years ended September 30, 1995, 1994, and 1993 respectively.

         The Company's current compensation plan for distributors was changed to reflect the advice given by Randy Gage, a direct sales consultant. There are several levels of discounts on product cost, and bonuses for performance and recruitment by the distributor and its "downline". As of September 30, 1995 this restructuring has not had a significant effect on the direct marketing division.

         Biogime products are purchased by distributors at discounts which vary depending on their level within the Biogime network. No sales organization of any single Consultant, Senior Consultant or Executive Director has accounted for ten percent (10%) or more of the Company's total sales during any of this three most recent fiscal years.

         Distributors are encouraged to attend training programs sponsored by the Company and to use the knowledge gained to build and maintain their downline organizations. Such programs and seminars typically emphasize product knowledge and sales and recruiting techniques. Entourage makes available for sale to its distributors product literature, sales aids and other materials to assist distributors in building and maintaining sales organizations. In addition, Entourage periodically conducts sales and product training seminars and provides awards and incentives for distributors who meet special qualification requirements established by Entourage.

         The Company executed a services agreement with Randy Gage on July 12, 1994 to assist the Company with its direct marketing program. Under terms of the contract, Gage was to provide development and marketing services to facilitate an improved direct marketing program for the Company, including development of a compensation plan, software system, and supplement marketing and selling materials.

         The compensation expense recognized for these activities was $10,000 cash, 30,000 shares of unregistered common stock, a monthly retainer of $2,500 per month, and cash and stock option bonuses based on target profit contributions for the direct marketing division. The minimum profit contribution of the direct marketing division which would cause a bonus to be paid is $710,000 for the eighteen month period beginning August 1, 1994. The profit contribution for the relevant period through September 30, 1995 was $77,976. Any obligations under the contract were transferred to Biogime on December 20, 1995.

               (4)  International Export Operations
                    -------------------------------

          The Company has licensees in Sweden, Guatemala, New Zealand, Korea, Norway, Denmark, Malaysia/Singapore, Hong Kong, Spain, El Salvador, Thailand and Mexico. The Company considers international licensee opportunities as long-term and devotes few of its resources to this division currently. However, sales have been less than 5% of total sales in the fiscal years ended September 30, 1995, 1994 and 1993 respectively, and have provided modest profit contributions to the Company.

              In December 1991 the Company contracted with IAMCO, a company owned by Mr. Hernand, a former director, to be responsible for export sales. The contract with IAMCO specified certain sales goals which were not met, and the Company canceled the contract in 1993. No financial effect on the Company resulted from the cancellation of the contract.

     COMPETITION

     Consumer marketing, wholesale and retail distribution businesses are highly competitive. Entourage competes with a large number of companies and product lines in virtually all 50 states in which its products are sold. Competition is particularly intense in the sale of skin care, cosmetics and nutritional products. In addition, in recent years competition for distributors in general has grown increasingly intense. Many of these competitive companies are well established and have research, financial and manufacturing capabilities and other resources substantially greater than those of Entourage. Companies with more established sales management teams such as Amway Corporation, Mary Kay Cosmetics, Inc. and Avon Products, Inc. are in direct competition with the Company for recruitment of sales forces and sales of skin care products to consumers.

     The Company believes that two of the principal competitive factors in its industry are the strength of a competitor's sales force and the quality of its products. Entourage has developed extensive training materials, including seminars, videotape instructions and written materials, in order to acquaint distributors with effective sales techniques and the various aspects of the Company's products. In addition, the Company offers fewer products than those of its national competitors, and its distributors therefore focus on the sale of fewer types of products or product lines. As a result, the Company believes its distributors have a greater knowledge and understanding of the Company's products which permits a more thorough and effective sales presentation from the distributor to the customer.

     SUPPLIERS

     The Company has agreements with Arizona Natural Resources, Inc. ("ANR"), and ASG Worldwide Sales, Inc. ("ASG") ("the suppliers"), whereby Entourage acquired rights to the series of skin care formulations known as Biogime. Under the agreement with ANR, the supplier is committed to supervise the manufacture (including, without limitation, the bottling and packaging) of the multi-step skin care formulations, and to produce and deliver to the Company the full requirements of the Company with respect to those products. Entourage is required to pay the suppliers an amount per bottle ordered, as stipulated in the agreements, and all shipping and delivery costs. The agreements do not contain provisions which would require the company to purchase minimum volumes thereunder. These agreements are currently contracted on a month-to-month basis.

     The Company also has agreements with ASG, whereby ASG is committed to supervise the manufacture (including, without limitation, the bottling and packaging) of the health and nutritional products, and produce and deliver to the Company the full requirements of the Company with respect to those products. Entourage is required to pay ASG an amount per bottle ordered, as stipulated in the agreements, and all shipping and delivery costs. The agreements do not contain provisions which would require the Company to purchase minimum volumes thereunder.

     The Company maintains its inventory at a fulfillment warehouse in Rosenburg, Texas. Additionally, small amounts of inventory are stocked at the Company-owned retail stores. Inventory is financed through internally-generated funds, its working capital line of credit and credit extended from a significant supplier. The majority of the inventory is sold for cash. Merchandise is shipped directly from the Rosenburg, Texas warehouse to distributors. The Company also ships to one service center in California for delivery to distributors.

     The Company extends a 90-day return policy which permits distributors and retail customers to return merchandise on an initial order in exchange for cash (less a restocking charge) or replacement merchandise. Distributors and franchises are required to provide a 90-day money back guarantee to all customers who purchase products from them, and the Company provides replacement merchandise to distributors and franchises based on this guarantee.


E. PATENTS, TRADEMARKS AND COPYRIGHTS

          The Company utilizes no patents or copyrights in connection with any of its operations. The Company has trademark registrations for "Biogime", "Biogime Skin Care Center" and "Entourage" in the United States. The Company has also been granted trademark registration for the "Biogime" name in Australia, Canada, Denmark, Korea, Norway, Sweden and Thailand.
     The Company has filed applications to register the trademark "Biogime" in Malaysia, Singapore, New Zealand, China and Mexico, and the "NutriSense" name in the United States, Malaysia and Mexico. The Company seeks to protect its proprietary interests in its products by applying for patents, trademarks and/or copyrights as circumstances warrant.

F. GOVERNMENT REGULATIONS

               (1)  Products
                    --------

          Certain federal agencies regulate, among other things, the purity and packaging of cosmetic products. Similar regulations are in effect in various states. Manufacturers and distributors of cosmetic products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other trade practices. The Company has entered into private cosmetics labeling agreements only with non affiliated manufacturers that manufacture products in a manner which complies with such regulations and who have or intend periodically to submit their products to independent laboratories for testing. However, the extent of potentially adverse governmental regulations which might arise from future legislation or administrative action cannot be predicted.

                    Direct-to-Consumer Marketing
                    ----------------------------

          Direct-to-consumer marketing programs are subject to regulation by various governmental regulatory agencies. On the state level, such programs may be subject to regulation under various statutes governing business opportunities, franchises, consumer protection, multi-level distribution programs, securities and pyramid schemes. On the federal level, direct-to-consumer marketing programs may be regulated by the Federal Trade Commission as franchises, and by the United States Post Office through lottery and fraud statutes. Both civil and criminal penalties are imposed for violations of these state and federal statutes, and many provide for private rights of action by individual claimants.


G. EMPLOYEES AND CONSULTANTS

          Entourage employs 18 full-time and 9 part-time persons, one of whom is an officer and director of the Company.

          The Company had three-year employment agreements with two officers which were scheduled to expire September 30, 1994. The terms of the agreements provide, among other items, for annual compensation totaling $205,000 for both officers, cash bonuses based on the Company's profitability, and certain restrictive covenants with a term of two years after the date of termination of employment.

          Effective May 2, 1994, John Riemann terminated his employment with the Company in connection with the formation of BFS, which contracted with the Company to provide required franchise services to existing franchise locations, and to offer and sell Biogime franchise rights in additional specified areas in the United States. As of May 2, 1994, the Company no longer had any obligations under Mr. Riemann's employment contract.

          In July 1994, the Company extended the employment contract with John Southwell to September 30, 1995 under the same terms. In November 1994, the Company and Southwell reached a settlement agreement whereby the Company would continue to compensate Southwell at the rate of $7,000 per month through September 30, 1995 in return for his resignation from all officer positions in the Company effective November 1, 1994, settlement of all obligations from Mr. Southwell to the Company, and an agreement not to bring legal action against the Company. On November 15, 1994, Mr. Southwell voluntarily resigned as a director.

          During fiscal year 1995 the company had consulting agreements with two individuals, both of whom were directors of the company. These agreements expired as of October 31, 1994. During fiscal year 1994, the Company had consulting agreements with two individuals who were directors of the company. These agreements expired as of October 31, 1994.


ITEM 2.   DESCRIPTION OF PROPERTIES

          The Company leases 11,100 square feet of office and warehouse space within a business park setting in Houston, Texas. The Company also leases retail space for each Company-owned retail center which it operates under the Biogime Skin Care Center in the various locations. Generally, retail stores are located in small, upscale shopping centers with 700 to 1,000 square feet of space each. The total lease commitments are $128,000, $98,000, $46,000 and $8,600 in fiscal years 1996, 1997, 1998, and 1999 respectively.

ITEM 3.   LEGAL PROCEEDINGS

          The Company, among others, was sued in October 1993 by Selina Southwell (the "Plaintiff") in the United States District Court for the Southern District of Texas, Houston, Texas, for declaratory judgment and the recovery of damages in the approximate amount of $325,000 for actual damages and not less than $10,000 for punitive damages arising from alleged violations of Ms. Southwell's constitutional rights under the Fourth and Fourteenth Amendments of the United States Constitution, and allegations of fraud, misrepresentation, deceit, wrongful conversion, conspiracy, breach of contract, and violations of the fair trade laws of Texas. The Company originally filed a Motion for a More Definite Statement, because the Plaintiff did not differentiate the alleged improper conduct of the Company as distinguished from the conduct of the other five named defendants. The Company subsequently filed a Motion to Stay and Compel Arbitration of all disputes between the plaintiff and the Company pursuant to the terms of the Franchise Agreement with the plaintiff. Two officers and directors of the Company, John Southwell and John Riemann, have also been sued in their individual and representative capacities on the same grounds. The Company has agreed to advance legal costs incurred by such officers in defense of such action; as of December 31, 1994, the Company has incurred obligations of less than $10,000 related to these advances. The case was dismissed in 1995 with no liability to the Company.

          The Company completed an arbitration proceeding in July 1994 adjudicating the claims of Ms. Southwell as alleged in the lawsuit described above as well as the Company's claims against Ms. Southwell for her breach of the Franchise Agreement. The franchise of Ms. Southwell was terminated, giving the Company all rights to franchise in the Houston metropolitan and surrounding areas. In addition, the Company was awarded damages on its claims and legal fees of about $105,000. The State District Court, for Harris County Texas, has confirmed the arbitration award as a final judgment against Ms. Southwell. The Company has filed a motion for dismissal of the lawsuit in the United States District Court based on the finality of the arbitration and the federal court's lack of jurisdiction. Although the Company is pursuing collection of the claim from Ms. Southwell, there is no receivable recorded in the financial statements, due to the uncertainty of the timing and ultimate collectibility of the claim. All expenses related to the defense of the lawsuit and the arbitration have been recorded as expenses when incurred.

          The Company is subject to certain claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims will not have a material adverse effect on the Company's financial position.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the fourth quarter of its 1995 fiscal year.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

          Historically, the Company's common stock was traded in the over-the-counter market of NASDAQ under the symbol "ENTG". On January 23, 1991, the Company was notified that its stock was delisted from the NASDAQ system because there were no firms making a market for the Entourage stock under the NASDAQ system. Though there is still no established market in the Company's common stock, there have been sporadic bid and ask prices quoted during fiscal year 1995. The following table sets forth the high and low bid and ask prices of Entourage common stock for the periods shown. During the fiscal year 1995, no active trading market for the Company's stock existed. The September 30, 1995 bid and ask prices quoted reflect limited trading as of that date. Information on December, March and June quarters is not available.

          QUARTER ENDED                              BID PRICES
          -------------                              ----------
                                       Low           High
          September 30, 1995...        $.04          $.04

          September 30, 1994...         .19           .22
          June 30, 1994........         .21           .22
          March 31, 1994.......         .18           .21
          December 31, 1993....         .18           .18

          The above quotations reflect inter-dealer prices, without retail mark-up, markdowns or commission, and may not necessarily reflect actual transactions.

          As of December 31, 1995 there were approximately 600 record holders of the Company's common stock.

          Entourage has paid no dividends on its common stock and has no present plans to do so. Entourage's Board of Directors intends to retain earnings, if any, to finance the growth and development of the business of Entourage. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements and earnings, if any, of Entourage, as well as other factors which the Board of Directors may deem relevant.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESTRUCTURING
     -------------

          The Company incurred a net loss of $718,000 in fiscal 1995. During 1995 the Company continued a restructuring program that included closing three unprofitable retail stores, significantly reducing advertising expenditures, refocusing and re-emphasizing the direct marketing division, and controlling operating and general and administrative expenses.

          The Company closed three of its retail stores in January, February, and March 1995. The Company had included as restructuring expenses approximately $165,000 in the year ended September 30, 1994 related to these stores. These costs primarily include the estimated write-off of leasehold improvements and other assets, inventory, settlements of lease commitments, severance payments and related legal fees. The net sales from these three stores were less than $40,000 in fiscal year 1995, before closing, less than $200,000 in fiscal year 1994 and were $0 in fiscal year 1993.

          Effective September 30, 1994, the Company restructured its direct marketing program, including a new marketing, compensation and execution plan. In connection with these significant changes in the direct marketing plan, the Company recognized about $60,000 in expenses in the year ended September 30, 1994.

          During 1995 an agreement was reached where the Company acquired certain assets including a product line marketed under the name "Swipe" for $300,000. A cash advance was made to the Company in the amount of $250,000 by the selling company and proceeds from this advance were used to repay the Company's bank line of credit.

          In December 1995, the Company replaced its Chief Executive Officer, Ms. Julie Martin. In December 1995 the Company completed a transaction transferring certain assets, liabilities, and obligations of its direct sales division to a privately held corporation controlled by certain shareholders of the Company, and negotiated an operating capital loan from BFS, all of which are further discussed herein.

          The Company currently has no other credit facilities, and must rely on cash management and profitability during fiscal year 1996 . Although management believes the Company will improve its profitability, if liquidity shortages continue, additional funds will become necessary from outside the Company.

LIQUIDITY
---------

          The Company has experienced severe liquidity shortages beginning in August 1994. Legal expenses associated with the asset, liability and obligation transfer of the direct sales division in December 1995, further stagnation of the direct sales division's sales, lower than expected profitability in corporate retail stores and less than anticipated purchases from BFS have contributed to the decline in liquidity and capital position. As of September 30, 1995, the Company had current liabilities in excess of current assets of $202,803, compared with working capital of $271,093 as of September 30, 1994, primarily as a result of the loss in 1995 of $718,384. The Company's cash balance as of September 30, 1995 was $33,405, a decrease from $101,337 as of September 30, 1994. The Company decreased its accounts payable and accrued liabilities by about $80,547, repaid $200,000 on its canceled line of credit, and liquidated about $28,107 in prepaid expenses during the fiscal year 1995. In addition, long-term assets were reduced by $31,313 which were non-cash losses.

          During 1994 and 1995, as sales declined, cash liquidity declined, and the Company's primary lender asserted an unspecified default, and in December 1994 declared a default and offset funds in the Company's accounts. In January 1995, the Company and the bank negotiated an agreement whereby the outstanding loan principal of $70,000 was repaid.

          In December 1994, the Company entered into an agreement to acquire certain assets of a product line marketed using the name "Swipe" for $300,000. In addition the acquisition included the commitment by the selling company to advance $250,000 to Entourage for working capital. Payment for the acquisition was a note payable to the seller for $550,000 with repayment terms as follows: no payments until September 1995, interest only payments from September 1995 to December 1995, a monthly payment including interest of about $8,000 from January 1996 through November 30, 1996, and a balloon payment for the remaining principal due November 30, 1996. In addition the Company has collateralized the note with certain assets and the note is convertible into Entourage common stock at the rate of $.47 per share. Entourage also awarded warrants to the seller for 10,000 shares of common stock exercisable at a price of $.10 per share. The Company was told the product line has revenues of about $400,000 (unaudited) per year, which is less than 10% of the Company's net sales. No money was paid on the purchase note from September 1995 to the subsequent asset, liability and obligation transfer of the direct sales division in December 1995, pursuant to which this note obligation was extinguished.

          Subsequent to September 30, 1994, the Company converted accounts payable of approximately $110,000 to a note payable with its primary vendor. The note had an interest rate of 10% and was due in twelve monthly installments of approximately $9,600 per month beginning November 1, 1994. This note was paid in full in September of 1995.

          The effect of the acquisition of the "Swipe" assets and the agreement with the bank on the Company's liquidity was positive. During 1995, the Company closed three retail stores without costs significantly in excess of those accrued as of September 30, 1994 and recognized in restructuring expenses in the year ended September 30, 1994.

          On December 21, 1995 an agreement was reached transferring certain assets, related liabilities and obligations of its Direct Sales Division to a privately owned corporation owned by certain exchanging shareholders James L. Davis (Director), Donna Axum-Whitworth (Director), Jon P. Goodman (Director), Julie T. Martin (President and C.E.O.). In connection therewith, 1,050,000 shares of the Company's common stock were surrendered by these former shareholders.

                               TRANSFERRED ASSETS
                       Cash                      38,000
                       Receivables               58,500
                       Inventory                230,000
                       Prepaids                   3,700
                       Fixed Assets
                            Net of Depreciation  42,000
                       Other                    173,000
                                                -------

                                 Total          545,200
                                                =======

                            TRANSFERRED LIABILITIES
                       Accounts Payable         296,000
                       Accruals                 130,000
                       Notes                    188,000
                                                -------

                                 Total          614,000
                                                =======

          After the closing of this transaction, a working capital note was arranged between Entourage and BFS whereby $175,000 was loaned to Entourage by BFS. The reductions in debt associated with this transaction and the expense reductions possible due to the elimination of the Direct Sales Division should further improve liquidity for the Company.

          If management cannot achieve its 1996 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate. The Company currently has no other credit facilities, and must rely on cash management and profitability during fiscal year 1996 in order to continue operations. If liquidity shortages continue, additional funds will become necessary from outside the Company. Due to the deterioration of earnings and working capital, and the net capital deficiency, there is substantial doubt about the Company's ability to continue as a going concern.

OPERATIONS--1995 COMPARED TO 1994
---------------------------------

          Entourage incurred a net loss of $718,384 for the fiscal year ended September 30, 1995 compared with a net loss of $893,693 for the fiscal year ended September 30, 1994. The 1995 profit contribution compared with 1994 from the three largest operating divisions (Company-owned retail stores, Direct Sales, and franchise sales) declined significantly. During the period the Company recorded expenses of continued restructuring of its Direct Sales Division, continued decline in sales levels, legal expense related to the asset, liability and obligation transfer of the direct sales division, accounting and professional fees related to the year end audit and interest expense related to the "Swipe" note.

          The Company incurred a substantial loss in the quarter ended September 30, 1995 primarily because of expenses and write-offs related to materials, computer software, and other items related to the restructuring of the multi-level marketing division, and operating losses.

          For the fiscal year ended September 30, 1995, total sales decreased by $2,221,243, or 41% compared with 1994, and gross margins decreased by $1,793,100, or 51% in fiscal year 1995 compared with fiscal year 1994. The sales decrease in retail stores was about $1,680,473 (57%) in 1995 compared with 1994; however, direct sales decreased about $219,000 (20%) in 1995 compared with 1994, and franchise sales decreased $434,000 (60%) in 1995 compared with 1994.



                 SALES BY DIVISION AS A PERCENT OF TOTAL SALES

                                           1995    1994
                                           ----    ----
Company-owned Retail Stores.............    50%     62%

Franchised and Licensed Retail Stores...    12%     15%

Direct Sales through Distributors.......    35%     19%

Other...................................     3%      4%

          Overall margins decreased from 73% of sales in 1994 to 67% of sales in 1995 primarily because a smaller percentage of sales were through the retail stores that historically have higher margins.

     RETAIL DIVISION

          The retail division had an operating profit of about $242,000 for the fiscal year 1995, or about $212,000 more than the profit contribution of $30,000 in 1994. The Company closed three stores in 1995, and those stores contributed losses of about $26,500 in 1995. The remaining stores had a profit contribution of about $268,500 or $44,750 average per store in 1995 compared with a profit contribution of about $200,000 or $33,000 average per store in 1994.

          Net margins in the retail division were 18% in 1995 and 13% in 1994. During 1995, operating expenses remained about the same as 1994 as a percentage of sales, reflecting consistent cost of personnel and store operations. Advertising as a percent of sales in the retail division decreased from 53% in 1994 to 13% in 1995. The Company has reduced advertising expenditures monthly since July 1994. In addition, costs related to advertising are expected to be spent on media in addition to the Company's infomercial.

          The sales decrease of $1,680,000 from 1994 to 1995 resulted from the closing of three retail stores opened in 1993 and 1994. Average monthly sales per store decreased from $30,483 in 1994 to $12,000 in 1995. Excluding the three stores closed, the average sales per store in 1995 was $16,833.


     DIRECT MARKETING DIVISION

          The profit contribution of the direct marketing division was about $63,000, or $277,000 less in 1995 than in 1994, primarily due to decreased sales resulting in decreased margins, which were partially offset by a decrease in operating costs. Margins in the direct marketing division were 42% in 1995 and 45% in 1994. Costs from the manufacturer, costs of ancillary sales materials, and commissions were each a higher percentage of sales in 1995.

          The sales decrease of about $222,000 from 1994 to 1995 in direct marketing resulted from lower sales volume to fewer independent distributors. The Company announced a new commission plan on September 30, 1994, based on the recommendations of a marketing consultant engaged in August 1994.


     FRANCHISE DIVISION

          The profit contribution of the franchise division was about $176,625 in 1995, or $36,000 more in 1995 than in 1994, primarily due to a decrease in operating costs. As of May 2, 1994, the Company began selling product to BFS at prices substantially less than previous sales directly to franchisees. The lower sales prices resulted in an expected decrease in sales and gross margin.

          However, as contemplated by the agreement with BFS, operating costs were reduced by about $348,000 as a result of decreased personnel required in the franchise division. Margins in the franchise division are expected to be about 50% in the future, based upon the BFS pricing agreement; however, operating expenses are expected to be reduced to about $5,000 per month. Based on current volume of sales, management expects the profit contribution of the franchise division to continue at the levels of 1995.

     INTERNATIONAL DIVISION

          The international division contributed about $51,000 in profit in fiscal 1995 on sales of about $97,500. In 1994, the profit contribution was about $90,000 on sales of about $170,000. Management expects to continue to support the international division, but use limited financial resources to do so.

     CORPORATE EXPENSES

          Corporate expenses increased about $103,245 from 1994 to 1995 primarily as a result of expenses arising from Mr. Southwell's termination totaling $77,000 and director fees totaling $69,000.

     OPERATIONS--1994 COMPARED TO 1993
     ---------------------------------

          For the fiscal year ended September 30, 1994, net sales increased by 14%, to approximately $4,756,000, as compared to fiscal year 1993. This increase is primarily due to the sales increase in the Company-owned retail stores of 62% from approximately $1,655,000 in 1993 to almost $2,944,000 in 1994. The increase in sales in the Company-owned Retail Stores were partially offset by decreases in sales in the Direct Sales Division of 13%, from about $1,369,000 to just over $1,190,000 and decreases in sales to franchised and licensed Retail Stores (the Franchise Division), of 56% from approximately $990,000 to about $428,000.

                 SALES BY DIVISION AS A PERCENT OF TOTAL SALES

                                                       1994    1993
                                                       ----    ----
                Company-owned Retail Stores             62%     39%

                Franchised and Licensed
                        Retail Stores                   15%     24%

                Direct Sales through Distributors       19%     33%

                Other                                    4%      4%

          As a result of the substantial increase in sales from Company-owned Retail Stores which have a higher gross margin, the cost of sales as a percent of sales has dropped in the current fiscal year to 27% compared to 30% the previous year, resulting in a 19% increase in gross margin for the current year compared to the previous year.

          Operating expenses increased by just over $303,000 during the
          ------------------
     current year compared to the prior year. This increase was due to the increase in the number of Company-owned retail stores during the year from three to nine. The increase was related to personnel costs and additional lease and occupancy costs due to the added number of Company-owned retail stores.

          Advertising expenses increased to just over $1,552,000 in 1994
          --------------------
     compared to approximately $811,000 in the previous year due to the increased use of advertising in the new markets covered by Company-owned retail stores; primarily the infomercial produced by the Company.

          General and administrative expenses decreased by $60,000 and declined
          -----------------------------------
     from 19% of sales in 1993 to 15% of sales in 1994.

          Professional services expenses increased by approximately $160,000
          ------------------------------
     primarily as a result of litigation expenses.

          Depreciation expense increased by 31% in the current fiscal year as compared to fiscal year ended 1993 as a result of the addition of over $382,000 (at cost) in property and equipment purchased for the Company-owned retail stores.

          Operating margin and income from operations both decreased in the current fiscal year mainly as a result of the costs associated with the opening of the additional Company-owned retail stores, the operating losses in those locations in the first months of operation, and additional advertising expenses. Losses for the newly opened Company-owned retail locations totaled approximately $220,000 as of September 30, 1994.

       RECENT ACCOUNTING PRONOUNCEMENTS
       --------------------------------

     In October 1995, Statement of Financial Accounting Standards No. 123, " Accounting for Stock-Based Compensation" (SFAS 123) was issued encouraging companies to adopt a fair value based method of accounting for stock-based compensation plans rather than the intrinsic value based method provided for by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that continue to apply the provisions of APB 25 must disclose, on a proforma basis, the effects on net income and earnings per share as if the SFAS 123 has been applied. The Company has not determined the method to be used in accounting for stock-based compensation.

     In March 1995, Statement of Financial Accounting Standards No. 123, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121) was issued. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be used, or to be disposed of. The Company has not determined the impact of adoption of SFAS 121 on the financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS




         REFERENCE                                           PAGE



         Independent Auditor's Report..........................22

         Balance Sheet--September 30, 1995 and 1994............23

         Statements of Operations--Years ended
                 September 30, 1995 and 1994...................24

         Statements of Stockholders' Equity--Years ended
                 September 30, 1995 and 1994...................25

         Statements of Cash Flows--Years ended
                 September 30, 1995 and 1994 ..................26

         Notes to Financial Statements......................27-40

     Independent Auditor's Report
     ----------------------------

     The Board of Directors and Stockholders
     Entourage International, Inc.:

     We have audited the accompanying balance sheets of Entourage International, Inc., (the Company) as of September 30, 1995 and 1994 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entourage International, Inc. as of September 30, 1995 and 1994 and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements the Company has suffered a deterioration of earnings and working capital and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               KPMG Peat Marwick LLP


     Houston, Texas

     November 22, 1995

                         ENTOURAGE INTERNATIONAL, INC.

                                BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1994



                                                       1995            1994
                                                   ==========       ===========
                                     ASSETS

Current Assets:
Cash                                               $   33,405       $   101,337
Trade accounts receivable, net                          5,039            91,279
Current portion of long term receivable                   --              2,645
Inventory                                             213,971           320,260
Prepaid expenses and other current assets               3,683            31,790
                                                   ----------       -----------
        Total Current Assets                       $  256,098       $   547,311

Property and equipment, net                        $  109,930       $   220,942
Non-compete agreement, net                              7,185            28,936
Long-term receivable, net of current portion           46,964               --
Other assets                                          188,730            28,134
                                                   ----------       -----------

        Total Assets                               $  608,907       $   825,323
                                                   ==========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities         $  505,865       $   598,404
  Revolving line of credit and other
   current debt                                       110,667           200,000
  Current portion of long-term debt                    89,250            20,000
                                                   ----------       -----------
        Total Current Liabilities                  $  705,782       $   818,404
Non-current liabilities:
  Long-term debt, net of current portion           $  579,590       $    10,000
                                                   ----------       -----------
        Total Liabilities                          $1,285,372       $   828,404
                                                   ----------       -----------
Stockholders' equity:
  Common stock, $.001 par value. Authorized
   25,000,000 shares; issued and outstanding
   shares: 5,520,101 at September 1995 and
   4,770,101 shares at September 1994              $    5,520       $     4,770
  Additional paid-in capital                        3,076,689         3,032,439
  Accumulated deficit                              (3,662,250)       (2,943,866)
  Less: 794,527 shares in 1995 and
  1994 of common stock held in
   treasury at cost                                   (96,424)          (96,424)
                                                   ----------       -----------

Total stockholders' equity (deficit)                 (676,465)           (3,081)
                                                   ----------       -----------
Commitments and Contingencies

Total liabilities and stockholders' equity         $  608,907       $   825,323
                                                   ==========       ===========

See accompanying notes on financial statements.

                         ENTOURAGE INTERNATIONAL, INC.

                           STATEMENTS OF OPERATIONS
                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                            1995           1994
Net sales                                $2,534,910     $4,756,153
Cost of sales                               835,875      1,264,018
                                         ----------     ----------

    Gross margin                          1,699,035      3,492,135
                                         ----------     ----------

Expenses:
  Operating expenses                     $1,440,940     $1,378,269
  Advertising expenses                      173,034      1,552,190
  Selling and general administrative        424,247        732,733
  Professional services                     216,335        300,297
  Depreciation and amortization             130,364        154,209
  Restructuring expenses                        --         225,620
                                         ----------     ----------
        Total operating expenses         $2,384,920     $4,343,318
                                         ----------     ----------

        Loss from operations             $ (685,885)    $ (851,183)

  Other expense                             (32,499)       (42,510)
                                         ----------     ----------


        Loss before income taxes         $ (718,384)    $ (893,693)
                                         ----------     ----------

  Income Taxes                                  --             --
                                         ----------     ----------
        Net loss                         $ (718,384)    $ (893,693)
                                         ==========     ==========

        Net loss per common share        $    (0.14)         (0.23)
                                         ==========     ==========

See accompanying notes to financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended  September 30, 1995 and 1994

                          COMMON       STOCK      ADDITIONAL                         TREASURY STOCK           TOTAL
                          ------       -----       PAID-IN        ACCUMULATED        --------------         STOCKHOLDERS
                          SHARES      $ AMOUNT     CAPITAL         (DEFICIT)       SHARES       $AMOUNT        EQUITY
------------------------------------------------------------------------------------------------------------------------------------

Balances,
 September 30, 1993       4,740,101    4,740        3,023,469      (2,050,173)     (764,527)    (91,324)     886,712

Purchase of treasury
 stock                                                                              (30,000)     (5,100)      (5,100)

Issuance of common
 stock for services
 rendered                    30,000       30            8,970                                                  9,000

Net Loss                                                             (893,693)                              (893,693)

-----------------------------------------------------------------------------------------------------------------------------------

Balances,
 September 30, 1994       4,770,101    4,770        3,032,439      (2,943,866)     (794,527)    (96,424)      (3,081)

Issuance of common
 stock for services
 rendered                   750,000      750           44,250                                                 45,000

Net Loss                                                             (718,384)                              (718,384)

-----------------------------------------------------------------------------------------------------------------------------------

Balances,
September 30, 1995        5,520,101    5,520        3,076,689      (3,662,250)      (794,527)   (96,424)    (676,465)
                          =========    =====        =========       ==========       ========    =======     ========

                         ENTOURAGE INTERNATIONAL, INC.
                           STATEMENTS OF CASH FLOWS

                    YEARS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                              1995                  1994
Cash flows from operating activities:
  Net (loss)                                                                 (718,384)             (893,693)
  Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
        Depreciation and amortization                                         130,364               154,209
        Loss on disposals of property and equipment                            81,802               161,822
        Loss on settlement of lease obligations                                70,000                   --
        Expense recognized for common stock issued for services                45,000                 9,000
        Changes in assets and liabilities:
         Decrease in trade accounts receivable                                 86,240                11,581
         Decrease (increase) in inventory                                     186,970               (32,943)
         Decrease in prepaid expenses and
           other current assets                                                28,107               125,238
            Increase in other assets                                           (3,312)                  --
        Increase (decrease) in accounts payable
           and accrued liabilities                                            (92,539)              344,041
                                                                            ---------             ---------
           Total adjustments                                                  532,632               772,948
                                                                            ---------             ---------
           Net cash used by operating activities                             (185,752)             (120,745)
                                                                            ---------             ---------

Cash flows from investing activities:
  Purchase of property and equipment                                          (61,687)             (147,141)
  Increase in other assets                                                        --                 (5,121)
  Principal repayments on related party and
   other note receivables                                                         --                 65,536
                                                                            ---------             ---------
           Net cash used in investing activities                            $ (61,687)            $ (86,726)
                                                                            ---------             ---------

Cash flows from financing activities:
  Proceeds from borrowing                                                     399,507               200,000
  Repayment of line of credit                                                (200,000)                  --
  Repayment of long-term debt                                                 (20,000)              (20,000)
  Purchase of treasury stock                                                      --                 (5,100)
                                                                            ---------             ---------

           Net cash provided by financing activities                        $ 179,507             $ 174,900
                                                                            ---------             ---------

           Net decrease in cash                                             $ (67,932)            $ (32,571)

Cash at beginning of year                                                   $ 101,337             $ 133,908
                                                                            ---------             ---------

Cash at end of year                                                         $  33,405             $ 101,337
                                                                            =========             =========

Supplemental disclosure of cash flow information - cash
  paid during the year for interest                                         $  60,133             $  18,737
                                                                            =========             =========
Supplemental disclosure of non-cash transactions - issuance of debt for:
  Acquisition of assets                                                     $ 300,000             $     --
Settlement of lease obligations                                             $  70,000             $     --
                                                                            =========             =========

See accompanying notes to financial statements

                         ENTOURAGE INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF THE COMPANY

     Entourage International, Inc. (the Company), markets and distributes consumer products (primarily skin care products) through a national network of independent distributors and Retail Stores which are Company-owned or operated by franchisees in Texas, California, Colorado, Florida, Georgia, Illinois, Nevada, Hawaii and Oklahoma.

     CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. As of September 30, 1995 and 1994, there are no cash equivalents.

     INVENTORY

     Inventory consists mainly of skin care products which are stated at the lower of cost or market using the first-in, first-out method. The Company purchases a majority of its inventory from two vendors. These items are readily available from these or other vendors.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is calculated using straight-line over the estimated useful lives of the assets, which range from three to five years.

     LONG TERM RECEIVABLE

     The actual inventory received in the Swipe transaction was less than amounts contemplated in the agreement and a related receivable has been recorded. It has been classified as long term, due to the fact that the offsetting note is long term.

                                                                     (Continued)

                         ENTOURAGE INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994


     NON-COMPETE AGREEMENT

     As part of the purchase of the San Jose store from a franchisee, that franchisee signed a three-year non-compete agreement. The Company is amortizing the cost of that agreement using the straight-line method over the term of the agreement.

     REVENUE RECOGNITION

     The Company sells its products directly to independent distributors or to retail stores operated by licensees or franchisees. Sales are recorded when products are shipped, except that in the case of the Company-owned retail stores, sales are recorded when sold to a retail customer.

     Net sales represent orders shipped, less estimated returns and allowances. Rebates and commissions (for sales to independent distributors) are included in cost of sales. Rebates and commissions are computed monthly for independent distributor sales from the Company and are calculated using specific rates based upon actual sales volume. Provisions have been made for estimated returns and allowances at the time of sale. At September 30, 1995 and 1994, substantially all of the trade accounts receivable were from Biogime Franchise Services, Inc. ("BFS") or Retail Stores operated by franchisees or licensees; thus, the allowance for doubtful accounts is nominal.

     INCOME TAXES

     The Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109) as of October 1,1993. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In adopting Statement 109, there was no cumulative effect of the change in accounting for income taxes.

                                                                     (Continued)

                         ENTOURAGE INTERNATIONAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994


     EARNINGS (LOSS) PER SHARE


     Earnings (loss) per common share have been computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding during the respective periods. Common equivalent shares include shares which would be issuable upon the exercise of outstanding stock options reduced by the number of shares which are assumed to be repurchased by the Company with the proceeds from the exercise of the stock options at the average market price during the respective period. Certain outstanding stock options and warrants have been excluded from the computation of earnings per common share because their effect would be antidilutive in each of the respective years. Weighted average shares outstanding amounted to 5,267,361 in 1995 and 3,954,324 in 1994.

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) was issued encouraging companies to adopt a fair value based method of accounting for stock-based compensation plans rather than the intrinsic value based method provided for by Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Companies that continue to apply the provisions of APB 25 must disclose, on a proforma basis, the effects on net income and earnings per share as if the SFAS 123 has been applied. The Company has not determined the method to be used in accounting for stock-based compensation.

     In March 1995, Statement of Financial Accounting Standards No. 123, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of" (SFAS 121) was issued. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, or to be disposed of. The Company has not determined the impact of adoption of SFAS 121 on the financial position or results of operations.

PROPERTY AND EQUIPMENT


     At September 30, 1995 and 1994, property and equipment consisted of the following:

                                        1995          1994
         Leasehold improvements         199,851    199,852
         Equipment                      183,224    240,987
         Software                        81,651     61,176
                                        -------    -------
                                        464,726    502,015

         Accumulated depreciation       354,796    281,073
                                        -------    -------
                                        109,930    220,942
                                        =======    =======

OTHER ASSETS

     Other assets consist of the following at September 30, 1995 and 1994:

                                        1995        1994
         Goodwill                       188,785     13,784
         Accumulated Amortization       (24,709)    (6,993)
                                        -------    -------
                                        164,076      6,791
         Deposits                        24,654     21,343
                                        -------    -------

                                        188,730     28,134
                                        =======    =======

     Goodwill is amortized using the straight line method over 10 years.

                                  (Continued)

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


(4) ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

          Accounts payable and accrued liabilities at September 30, 1995 and 1994 consisted of the following:

                                                 1995       1994
                                               --------   --------
                Trade accounts payable         $351,311   $328,027
                Accrued commissions              23,501     18,548
                Accrued expenses                103,813    212,248
                Other                            27,240     39,581
                                               --------   --------
                        Total                  $505,865   $598,404
                                               ========   ========

(5) REVOLVING LINE OF CREDIT

          During the fiscal year 1993, the Company obtained a $200,000 revolving line of credit from a bank collateralized by the Company's accounts receivable and inventory and the personal guarantee of Mr. Southwell. The interest rate for the credit line was the bank's base rate plus 1-1/2%. There were no continuing costs to maintain this line of credit.

          The Company borrowed $200,000 on the line of credit during fiscal year 1994. The Company used the credit line to finance its continued expansion of retail stores.

          The Company and the bank negotiated an agreement whereby the loan principal was reduced by about $130,000 and the remaining $70,000 was paid in March, 1995.

          Subsequent to September 30,1995 the company negotiated an operating capital loan from BFS to fund operations after the December 21, 1995 asset, liability and obligation transfer of its Direct Sales Division (see footnote 11). The operating capital loan is in the form of a demand note, signed by the Company and collateralized with the assets of the company. The interest rate on the note is 8% per year.


                                                                     (Continued)

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

LONG-TERM DEBT

   Notes payable consist of the following at September 30, 1995 and 1994:

                                                  1995     1994
                                                  ----     ----
        Note payable to vendor in
        monthly principal installments
        of $4,000, due October 31, 1997
        interest at 10%                         $118,840    --

        Note payable to Petrolon,
        interest payments only through
        December 31, 1995, principle and
        interest payment of $7,767 from
        January 1, 1996 through October
        31, 1996, remaining balance due
        November 30, 1996, interest at 10%       587,754    --
                                                --------    --
                                                $706,594    --

        Less current portion                    $ 89,250    --
                                                --------    --

                                                $617,344    --
                                                ========

Future payments of long-term debt at September 30, 1995 are as follows:

        1996                                    $ 89,250
        1997                                     594,504
        1998                                      22,840
                                                --------
                                                $706,594
                                                ========

(7)  FEDERAL INCOME TAXES

     The following reconciles federal income taxes computed at the statutory rate of 34% with income taxes as reported.

                                                  1995        1994
                                                ---------   ---------
        Expected income tax benefit at 34%      (244,251)   (303,856)
        Change in beginning of year
        valuation allowance                      244,251     303,856
                                                --------    --------

          Income tax expense                          --          --
                                                ========    ========

        Effective tax rate                            --          --
                                                ========    ========

                                                                     (Continued)

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

     Deferred tax assets at September 30, 1995 and 1994 were as follows:

                                                  1995         1994
                                               ----------   ----------
Loss carryforwards                             $1,292,128   $  981,285
Property and equipment, principally due to
 differences in depreciation                       46,436       76,513
Receiviables, principally due to
 allowances for doubtful accounts and
 notes receivable                                   2,411       23,392
Covenant not to compete, principally due
 to differences in depreciation                     8,083        8,050
Accrued expenses, not yet
 deductible for tax purposes                        5,602       21,887
                Other, net                          6,969        6,969
                                               ----------   ----------
                                                1,361,692    1,118,096

Less valuation allowance                       (1,361,692)  (1,118,096)
                                               ----------   ----------

                Net deferred taxes             $       --           --
                                               ==========   ==========

     Based on numerous factors, including but not limited to the Company's historical losses, management believes that it cannot currently demonstrate that it is more likely than not that it will fully realize all of the benefits of the net operating losses existing and available to carry forward at September 30, 1995.

     At September 30, 1995, the Company had a net operating loss carryforward of approximately $3,800,376 . If not used to offset future income, these loss carryforwards will expire between 2001 and 2010.

 (8) STOCK PURCHASE AND STOCK OPTION PLANS

     The Company adopted a qualified Incentive Stock Option Plan (the "ISOP") effective April 13, 1992 and amended the ISOP December 11, 1992, which was ratified by the shareholders at the Annual Meeting. Pursuant to the ISOP, Entourage may grant options on a discretionary basis to key employees, including officers and directors. An aggregate 105,000 shares are available for issuance.

                                                                     (Continued)

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

The Board may issue the options to different participants subject to varying vesting requirements based on the Company's performance levels. The exercise price of any options granted under the ISOP may not be less than 100% of the Fair market value of the underlying shares of common stock on the day the option is granted, except that, with respect to options granted to persons owning more than 10% of the common stock of Entourage, the option price must be at least 110% of the fair market value of the common stock on the date of grant. All options must be exercised within ten years of the date of grant. All options must be exercised within ten years of the date of grant, except that, with respect to options granted to persons owning more than 10% of the stock of Entourage, the options must be exercised within five years of the date of grant. With certain exceptions, options may not be transferred or assigned and must be exercised prior to the date of expiration or within three months.

Changes in stock options in the ISOP Plan for the two year period ended September 30, 1995 are as follows:

                         SHARES    PRICE RANGE
                        --------   -----------
Outstanding at
   October 1, 1992       10,000           $.15
Granted                  95,000      $.15-$.31
Exercised               (10,000)          $.15
Canceled                (20,000)          $.31
                        -------      ---------
Outstanding at
   October 1, 1993       75,000      $.15-$.31
                        =======
Granted                       0
Exercised                     0
Canceled                (55,000)     $.15-$.31
                        -------
Outstanding at
   September 30, 1994    20,000      $.15-$.31
                        =======
Granted                       0
Exercised                     0
Canceled                      0
                        -------
Outstanding at
   September 30, 1995    20,000      $.15-$.31
                        =======
Exercisable              13,333      $.15-$.31

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


     The Company also adopted a Non-qualified Stock Option Plan ( the "Non-qualified Plan") effective April 13, 1992, which was ratified by the shareholders at the Annual Meeting, and has reserved 50,000 shares of common stock for issuance to key distributors. Options granted under the Non-qualified Plan are nontransferable and expire if not exercised within ten years of the date of grant. During the year ended September 30, 1992, the Company granted options for 20,000 shares under the Plan at $.15 per share. The options were exercised during year ended September 30, 1993.

     In January 1993, the Company granted options for 100,000 shares to two directors at $.53 per share. During year ended September 30, 1993, options on 50,000 of the shares were exercised.

     In October 1994, the company hired a Chief Executive Officer (CEO) to replace Mr. Southwell, the previous CEO. The Company has a letter agreement which awards options to the CEO to purchase 300,000 common shares at $.20 per share. The option is exercisable upon the Company meeting certain objectives. In addition, if the CEO is terminated by the Company, there is a severance payment of $15,000 due to the CEO. The CEO was replaced in December, 1995 with no liability to the company for severance payments and the stock option was eliminated.

(9)  COMMITMENTS AND CONTINGENCIES

     LEASE OBLIGATIONS

     During 1995 and 1994, the Company leased 11,100 square feet of office and warehouse space within a business park setting in Houston, Texas, and leased retail space in each city in which it has a retail store. Lease expense in 1995 and 1994 was approximately $220,000 and $231,000, respectively and future commitments are approximately $169,000, $97,000, $17,000, $81,000 and $32,000 in 1996, 1997, 1998 and 1999, respectively.
     There are no additional lease payments after 1998.

     The lease was terminated as of January 1995 as a direct result of the spin off.


     LEGAL PROCEEDINGS

     The Company, among others, was sued in October 1993 by Selina Southwell (the "Plaintiff") in the United States District court for the Southern district of Texas, Houston, Texas, for declaratory judgment and the recovery of damages in the approximate amount of $325,000 for actual damages and not less than $10,000 for punitive damages arising from alleged violations of Ms. Southwell's constitutional rights under the Fourth and Fourteenth Amendments of the United States Constitution, based on allegations of fraud, misrepresentation, deceit, wrongful conversion, conspiracy, breach of contract, and violations of the fair trade laws of Texas. The Company has filed a Motion for a More Definite Statement, because the Plaintiff does not differentiate the alleged improper

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


     conduct of the Company as distinguished from conduct of the other five named defendants. Two officers and directors of the company, John Southwell and John Riemann, have also been sued in their individual and representative capacities on the same grounds. The case was dismissed in 1995.

     The Company completed an arbitration proceeding in July 1994 related to the claims of Ms. Southwell as alleged in the lawsuit described above. The Company was awarded all rights to the franchise in the Houston metropolitan area and claims and legal fees of about $105,000. The Company is proceeding to file for dismissal of the lawsuit with the United States District Court based on the results of the arbitration. Although the Company is pursuing collection of the claim from Ms. Southwell, there is no receivable recorded in the financial statements, due to the uncertainty of the timing and ultimate collectibility of the claim. All expenses related to the defense of the lawsuit and the arbitration have been recorded as expenses when incurred.

     The Company is subject to other claims arising from normal business operations. Management believes that losses arising from these claims, if any, will not have a material adverse effect on the Company's financial position or results of operations.

     EMPLOYEE BENEFITS

     The Company has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including officers. This coverage is provided at no cost to the employee, and the Company partially pays the dependent coverage. The cost of group medical was approximately $42,000 and $47,000 in 1995 and 1994, respectively.


(10) TRANSACTIONS WITH AFFILIATES

     Effective October 1, 1991, the company entered into three year employment agreements with Mr. Southwell and Mr. Riemann. The terms of the agreements provide, among other items, for annual compensation totaling $205,000 cash bonuses based on the company's profitability, and certain restrictive covenants with a term of two years after the date of termination of employment. In July 1994, the Company extended the employment contract with John Southwell to September 30, 1995 under the same terms.

     The Company sold product of approximately $15,000 in 1995 and 1994, respectively, to retail stores owned by John Southwell, a stockholder, director and officer, under normal commercial terms. As of September 30, 1995 and 1994, the Company had trade receivables of approximately $19,000 from the retail store owned by Mr. Southwell. The trade receivables from the store were repaid under terms of the settlement agreement with Mr. Southwell, as discussed below.

     In addition, the Company has a note receivable and accrued interest from Mr. Southwell of $30,800 as of September 30, 1995 and 1994, respectively. The note receivable and accrued interest were repaid under terms of the settlement agreement with Mr. Southwell, as discussed below.

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

     In November 1994, the Company and Southwell reached a settlement agreement whereby the Company would continue to compensate Southwell at the rate of $7,000 per month through September 30, 1995; in return for his resignation from all officer positions in the Company effective November 1, 1994, settlement of all obligations from Mr. Southwell to the Company, and an agreement not to bring legal action against the Company. On November 15, 1994, Southwell voluntarily resigned from the Board of Directors.

     The Company contracted BFS, a newly-formed company owned by John Riemann, effective May 2, 1994 to provide all franchise services formerly conducted by the Company through its franchise division. The license agreement, supply and distribution agreement and related agreements between the Company and BFS provide to BFS a sub-license to use certain marks, software, other copyrighted materials and the Biogime franchise system in order to further develop a franchise program for the Biogime Skincare Centers.

     BFS was granted the exclusive right to provide the Biogime product and required franchise services to existing franchise locations, and to offer and sell Biogime franchise rights in additional specified areas in the
     United States.   Additionally BFS was granted the  right to offer, sell and service franchises subject to a right of first refusal arrangement with the Company to open a Company-owned retail store in other specified areas of the United States.

     The agreements are perpetual; the supply and distribution agreement may be terminated if certain minimum purchase levels are not reached by BFS, which could then cause cancellation of the license agreement.

     BFS will purchase from the Company all the Biogime product requirements of existing and future Biogime franchise locations, based on an agreed upon pricing schedule.

     In connection with the BFS agreements, effective May 2, 1994, John Riemann terminated his employment with the Company in connection with the formation of BFS, which contracted with the company to provide required franchise services to existing franchise locations, and to offer and sell Biogime
     franchise rights in additional specified areas in the United States.   As
     of May 2, 1994, the Company no longer had any obligations under Riemann's employment contract. Mr. Riemann remains a director of the Company.

     In fiscal year ended September 30, 1995, the Company sold approximately $292,000 of products to BFS, and has a trade receivable of $22,000, as of September 30, 1995,

     The Company sold product of approximately $101,000 in 1994 to retail stores owned by Mr. Riemann under normal commercial terms.

                                                                     (Continued)

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


     During fiscal year 1994, the Company had consulting agreements with two individuals, both of whom are directors of the company. These agreements expired as of September 30, 1994. The Company paid James Davis, a stockholder and director, consulting fees of $2,500 and $23,000 in 1995 and 1994 respectively, for financial advisory services. The agreement with Mr. Davis expired October 31, 1994. The Company paid Donna Whitworth, a stockholder and director, public appearance fees of about $12,000 in fiscal year 1994. The agreement with Ms. Whitworth expired September 30, 1994.

     The Company paid its directors $1,000 per year up until April 1992. Beginning April 1992, the director fee was increased to $2,000 per year. Each director received an additional $500 per meeting for each meeting physically attended.


SWIPE TRANSACTION

     In December 1994, the Company entered into an agreement to acquire certain assets of a product line marketed using the name "Swipe" for $300,000. In addition, the acquisition included the commitment by the selling company to advance $250,000 to Entourage for working capital. Payment for the acquisition was a note payable to the seller for $550,000 with repayment terms as follows: no payments until September 1995, interest only payments from September 1995 to December 1995, a monthly payment including interest of about $8,000 from January 1996 through November 30, 1996, and a balloon payment for the remaining principal due November 30, 1996. In addition the Company has collateralized the note with certain assets and the note is convertible into Entourage common stock at the rate of $.47 per share. Entourage also awarded warrants to the seller for 10,000 shares of common stock exercisable at a price of $.10 per share. The Company was told the product line has revenues of about $400,000 (unaudited) per year, which is less than 10% of the Company's net sales. No Money was paid on the purchase note from September 1995 to the subsequent asset, liability and obligation transfer of the direct sales division in December 1995, pursuant to which this note obligation was extinguished.

(12) LIQUIDITY AND RESTRUCTURING

     BASIS OF PRESENTATION

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a net loss of $718,384 for the year ended September 30, 1995 and a deficit of $676,465 in stockholder's equity at year end.

     The Company's continued existence is dependent upon its ability to achieve its 1996 operating plan, which contemplates significantly improved operating results and cash flow.

     If management cannot achieve the 1996 operating plan because of sales shortfalls or other unfavorable events, the company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS

     RESTRUCTURING

     The Company closed three of its retail stores in January 1995. The Company had included as restructuring expenses about $165,000 in the year ended September 1994 related to these stores. These costs primarily include the estimated write-off of leasehold improvements and other assets, inventory, settlements of lease commitments, severance payments and related legal fees. All such expenses are shown as accrued liabilities at September 30, 1994. The net sales from these three stores were less than $40,500 in fiscal year 1995 and $200,000 in fiscal year 1994.

     Effective September 30,1994, the Company restructured its direct marketing program, including a new marketing, compensation and execution plan. In connection with these significant changes in the direct marketing plan, the Company recognized about $60,000 in expenses in the year ended September 30, 1994.

     Subsequent Events (Unaudited)

     On December 21, 1995 the Company and certain individual investors entered into an agreement with certain exchanging shareholders to transfer assets, liabilities, and obligations related to the Direct Sales Division of the Company to a privately held corporation controlled by the exchanging shareholders James L. Davis (Director), Donna Axum-Whitworth (Director), Jon P. Goodman (Director), and Julie T. Martin (President and C.E.O.).

     After the transfer the privately held company, Biogime International Inc. ("BII"), will be marketing skin care products and health and nutritional products through independent distributors in the United States and will be directly marketing such products internationally. Entourage (EII) will be marketing its skin care products through its traditional retail channels which include retail stores.

     As a part of this transaction the rights to the service mark and trade name "Biogime" and the logo "Biogime" were transferred from the company to BII who then licensed these rights back to the Company for a fifteen month period. Additionally, an agreement was reached between the Company and BII whereby BII will not prevent the Company from using the secondary mark and logo "Biozhem" in connection with the operation of its business during and after the fifteen month license period.

     The Company transferred to BII assets estimated by previous EII management to total $514,000, liabilities totaling $600,000 and preferred stock in Biogime. The preferred stock in Biogime was issued as a result of the conversion of the Swipe debt of $550,000 to equity in Biogime. In addition the exchanging shareholders and directors of EII transferred to EII all of the 1,050,000 shares of the common stock of the Company owned by the exchanging shareholders. EII, as a result of the transaction, agreed to pay six payments of $25,000 to BII ($150,000). Both exchanging and remaining shareholders signed mutual Non-Competition Agreements agreeing to not compete with the other company for a five year period.

                         ENTOURAGE INTERNATIONAL, INC.

                         NOTES TO FINANCIAL STATEMENTS


     During the years ended September 30, 1995 and 1994, the Direct Sales Division of the Company had sales, cost of sales and gross margin as follows:

                                      1995         1994
                 Sales             $1,320,000   $1,484,000
                 Cost of Sales        668,000      759,000
                                   ----------   ----------
                 Gross Margin      $  652,000   $  725,000
                                   ==========   ==========

     Effective with the transaction, and as of the closing date, Julie T. Martin resigned as president, CEO and Director, James L. Davis resigned as Chairman, Secretary and Director, and Jon P. Goodman and Donna Axum-Whitworth resigned as Directors. John Riemann remained as Director and is now Chairman of the Board, President and CEO, Stan Wylie is now acting Chief Financial Officer, Secretary and Director, Warren L. Hernand, Paul Reyff, Sr., and Alan Goldsberry are now Directors.


     Subsequent to the closing, and as a result of a final December 21, 1995 accounting reconciliation, EII has determined that the actual assets transferred to BII totaled $545,345 and the liabilities transferred totaled $569,416. The largest individual asset difference is in inventory where BII has received $50,491 more inventory than estimated as of the closing. As a result of this, EII has exercised its rights under the Agreement by offsetting $50,491 from the amounts due BII under the contract. BII has disputed EII's right of offset. EII has also given notice to BII that it is in violation of the Non-Competition Agreement.

     Subsequent to year end, the Company reached an agreement with a lessor to terminate a lease. The agreement requires the Company to make a $4,000 payment to the lessor on December 1, 1995 and six monthly installments of $3,000 on January 1, 1996 through June 1, 1996, with no interest.

     Subsequent to year end, the Company reached an agreement with a vendor to pay an outstanding balance to the vendor. The agreement calls for three installments of $1,400 per month beginning January 1, 1996, three installments of $2,000 per month beginning April 1, 1996 and one remaining installment of $2,894 in August 1996 at no interest.

     (End of Notes to Financial Statement)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                         PART III

ITEM 9.  CURRENT DIRECTORS AND EXECUTIVE OFFICERS

         Name                  Age   Position
         ----                  ---   --------
     James L. Davis             47   Chairman

     John C. Riemann            55   Director

     Donna Axum-Whitworth       54   Director

     Jon P. Goodman             54   Director

     Julie T. Martin            47   Director

James L. Davis has been a director of Entourage since September 1991.  He is
--------------
currently a financial consultant for Waterford Capital, Inc., a financial consulting firm he has owned since 1988. Before founding Waterford Capital, Mr. Davis was a partner at the accounting firm of Deloitte, Haskins and Sells (now Deloitte and Touche).

John C. Riemann has been a  director of Entourage since June of 1991, and was
---------------
Executive Vice President of Entourage from October 1991 to May 1994. Mr. Riemann is President and founder of Biogime Franchise Services, Inc., a company formed in 1994. Mr. Riemann was president of J.C.R. Enterprises from 1987 to 1992.

Donna Axum-Whitworth, Miss America 1964, has been a director of Entourage since
--------------------
January 1993. Over the past 30 years her career has included college teaching, producing and hosting three TV talk shows. She has also been a sales account executive, a professional speaker, and a published author of two books. Ms. Whitworth was recently appointed by President Clinton to the Advisory Committee for the Arts for the John F. Kennedy Center for the Performing Arts in Washington, D.C., and serves on a number of national boards.

Jon P. Goodman, Ph.D. has been a director of Entourage since January 1993.  Dr.
---------------------
Goodman has been a professor in the School of Business Administration and Director of the Entrepreneur Program at the University of Southern California since July 1989.

Julie T. Martin was appointed President and Chief Executive Officer of Entourage
---------------
in November 1994, and was elected a director effective February 1, 1995. Ms. Martin was employed by Olshan Demolishing Co., Inc. from 1986 through 1994, and was Chief Financial Officer of that Company from 1988 through 1994.

On December 21, 1995 with the completion of the spin off, resignations were offered and accepted from James L. Davis, Donna Axum-Whitworth, Jon P. Goodman, Ph.D., and Julie T. Martin leaving John C. Riemann as the only remaining Director and Officer.

ITEM 10.  EXECUTIVE COMPENSATION

CASH AND CASH EQUIVALENT COMPENSATION

     The following table and notes thereto set forth the aggregate of all cash and cash equivalent compensation paid with respect to each of the three fiscal years ended September 30, 1995 to each of the three most highly compensated officers:

                                                                                       ALL OTHER
                          PRINCIPAL                                                     COMPEN-
NAME                      POSITION(S)                   YEAR       SALARY     BONUS    SATION (a)
----                      -----------                   ----     ---------    -----    ----------
Julie Martin(b)           President/CEO                 1995     $ 90,000    $    0
                          (since November 1994)         1994     $      0    $    0     $    0

W. John Southwell         President/CEO                 1995     $ 84,000    $    0     $    0
                          (until November 1994)         1994     $105,000    $    0     $3,000
                                                        1993     $105,000    $4,671     $4,000

John C. Riemann           Executive Vice                1995     $      0    $    0     $    0
                          President (until May 1994)    1994     $ 58,331    $    0     $3,000
                                                        1993     $100,000    $4,671     $4,000

Includes payments to directors for attendance at meetings.

On February 1, 1995, CEO Julie Martin was awarded 150,000 shares valued at
     .06 per share. 50,000 shares were vested on February 1, 1995 and 100,000 shares were vested on June 30, 1995. Ms. Martin was awarded an option to acquire an additional 150,000 shares at .20 per share over the next two years.



     COMPENSATION ARRANGEMENTS

     The Company has no employment agreement with Ms. Martin. Her annual salary is $90,000 and the Company agreed to pay her a bonus of 20% of net income of the Company from November 1, 1994 through September 30, 1995, provided she was employed by the Company as of September 1995.

     Effective October 1, 1991, the Company entered into three year employment agreements with Mr. Southwell and Mr. Riemann. The terms of the agreements provided, among other items, for annual compensation totaling $205,000 for both executives, cash bonuses based on the Company's profitability, and certain restrictive covenants with a term of two years after the date of termination of employment. In July 1994, the Company extended the employment contract with John Southwell to September 30, 1995 under the same terms.

     During the period following termination of the contracts (with or without cause), neither

Mr. Southwell nor Mr. Riemann may engage in the business of developing, producing or marketing products competitive with the products developed, produced and/or marketed by the Company. Both contracts provided for an annual salary; Mr. Southwell's salary was $105,000 annually and Mr. Riemann's salary was $100,000 annually. Additionally, the contracts provided for a quarterly bonus to Messrs. Southwell and Riemann in the form of a percentage of the Company's net income before taxes. No bonuses were paid for the fiscal year ended September 30, 1995.

     In November 1994, Mr. Southwell resigned as Chief Executive Officer and reached a settlement agreement with the Company whereby the Company would continue to compensate Mr. Southwell at a rate of $7,000 per month through September 30, 1995 in return for his resignation from all officer positions in the Company effective November 1, 1994, settlement of all obligations from Mr. Southwell to the Company, and an agreement not to bring legal action against the Company.

     The Company contracted with Biogime Franchise Services (BFS), a newly-formed company owned by Mr. Riemann, effective May 2, 1994, to provide all franchise services formerly conducted by the Company through its franchise division. The license agreement, supply and distribution agreement and related agreements between the Company and BFS provide to BFS a sublicense to use certain marks, software and other copyrighted materials and the Biogime franchise system in order to further develop a franchise program for the Biogime Skincare Centers.

     In connection with the BFS agreements, effective May 2, 1994, Mr. Riemann terminated his employment with the Company. As of May 2, 1994, the Company no longer had any obligations under Riemann's employment contracts.

     Entourage has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including its officers. This coverage is provided at no cost to the employee and Entourage partially pays the dependent coverage.


     DIRECTOR COMPENSATION

     The Company paid its directors $1,000 per year up until 1992. Beginning April 1992, the director fee was increased to $2,000 per year. Each director received an additional $500 per meeting for each meeting attended in person and no compensation for telephone meetings. Directors fees since the July 1994 meeting have been accrued and remain unpaid as of September 30, 1995. (See "Stock Transactions Involving Management")

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          PRINCIPAL SHAREHOLDERS

          The table set forth below contains certain information, as of September 30, 1995, regarding beneficial ownership of the Common Stock by each person who is known by Entourage to own beneficially more than 5% of its Common
Stock:

                                     NUMBER OF   NUMBER OF      TOTAL NUMBER      PERCENT OF
NAME AND ADDRESS                     SHARES      OTHER SHARES   OF TOTAL SHARES   CLASS
OF BENEFICIAL                        OWNED OF    OWNED          OWNED             BENEFICIALLY
OWNER                                RECORD      BENEFICIALLY   BENEFICIALLY(a)   OWNED
----------------                     ---------   ------------   ---------------   ------------
Directors:

John C. Riemann                      505,000            0        505,000            10.7%
c/o Biogime Franchise Services
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

James L. Davis                       450,000            0        450,000             9.5%
c/o Waterford Capital, Inc.
One Park Ten Place, #340
Houston, TX  77084

Donna Axum-Whitworth                       0         250,000     250,000             5.3%
1230 Dogwood Ct.
Bartlesville, OK  74006


OTHERS:

W.O. Menefee                         354,280            0        354,280             7.5%
P.O. Box 85
Montgomery, TX  77356

Donald L. Shriver                    311,027            0        311,027             6.6%
Rt. 2, Box 50 B
Richmond, TX  77469

W. John Southwell                    300,000            0        300,000             6.3%
(address unknown)

Unless otherwise indicated, all securities listed in this table are owned beneficially and of record by the persons indicated, who possess sole voting and investment powers as to such securities, subject to community property laws where applicable. The data concerning beneficial ownership is based upon information furnished by the persons named above (unless the person has not responded to requests for information) and contained in the Company's records.

Includes 5,000 shares held in street name.

Owened by Donna Axum-Whitworth Trust.



          SECURITY OWNERSHIP OF MANAGEMENT

    The table set forth below contains certain information, as of September 30, 1995, regarding beneficial ownership of equity securities of Entourage by each of the Nominees, Directors and Executive Officers and by all of the Nominees, Directors and Executive Officers as a group:


                                               NUMBER OF
                                               SHARES                APPROX.
NAME OF                             TITLE      BENEFICIALLY          PERCENT
BENEFICIAL OWNER                    OF CLASS   OWNED (A)             OF CLASS
----------------                    --------   ------------          ---------
John C. Riemann, Director           Common     505,000(b)            10.7%
c/o Biogime Franchise Services
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

James L. Davis, Director            Common     450,000(c)             9.5%
One Park Ten Place, #340
Houston, TX  77084

Donna Axum-Whitworth                Common     250,000(c)(d)          5.3%
Director
1230 Dogwood Ct.
Bartlesville, OK  74006

Jon P. Goodman, Director            Common     200,000(e)             4.2%
University of Southern California
School of Business Administration
Bridge Hall, Room 6
Los Angeles, CA  90089-1421




Julie T. Martin                     Common     150,00(f)              3.2%
Director and CEO
c/o Entourage International, Inc.
1665 Townhurst
Houston, TX  77043

Nominees, Directors, and            Common     1,555,000             32.8%
Executive Officers as a Group (5 persons)

Unless otherwise indicated, all securities in the table are owned beneficially and of record by the persons indicated, who possess sole voting and investment powers as to such securities, subject to community property laws where applicable. The data concerning beneficial ownership is based upon information furnished by the persons named above and contained in Entourage's records.

Includes 5,000 shares held in street name.

Unless otherwise indicated, these shares are held under the terms of various Entourage incentive stock option plans. See "Stock Transactions Involving Management" and "Compensation Arrangements" below.

Owned by Donna Axum-Whitworth trust.

The Company has issued an option for 50,000 shares of its Common Stock at $0.53 per share to Dr. Goodman which she has not exercised as of September 30, 1995.

The Company has also issued an option for 150,000 shares of its Common
     Stock at $0.20 per share to Ms. Martin exercisable as follows: 75,000 on December 1, 1995 and 75,000 on December 1, 1996.


     STOCK TRANSACTIONS INVOLVING MANAGEMENT

     On February 1, 1995, the directors were awarded special directors fees in recognition of the directors' efforts during 1994 in connection with the change of Chief Executive Officers, the dispute with the Company's primary lender, the liquidity difficulties experienced by the Company, the acquisition of the Swipe product line, and in recognition of inadequate compensation levels for the directors of Entourage historically. These special directors fees are in addition to the stated directors fees discussed under "Directors Compensation". The directors used all cash fees to purchase shares in the Company. The remaining special fees were in the form of share awards, in lieu of cash.

     The directors were awarded special cash directors fees of $6,000 each, all of which the directors used to purchase shares from Mr. Southwell and Mr. Riemann. The share portion of the director award was an additional 100,000 shares valued at $0.06 per share for each director. The Chairman of the board, Mr. Davis, was awarded an additional 200,000 shares valued at $0.06 per share specifically for his efforts in identifying and negotiating the acquisition of the Swipe product line. The share awards were made instead of special cash director fees.

     Mr. Southwell and Mr. Riemann each acquired their shares pursuant to two separate incentive plans adopted by the board of directors on July 9, 1991 (the "Southwell Plan" and the "Riemann Plan" or the "Plans"). Under the Plans, the Board authorized the issuance of 500,000 shares of Common Stock to each of Messrs. Southwell and Riemann at $0.06 per share which the Board determined to be the fair market value per share after reviewing a valuation report prepared by Waterford Capital, Inc. with respect to the shares of Entourage's stock as of May 31, 1991. The board believed that the issuance of the shares under the Plans was critical to Entourage's future operations. The certificates were issued by the transfer agent on July 25, 1991 following payment of such shares by Messrs. Southwell and Riemann.

     Each of the Messrs. Southwell and Riemann own the shares issued and paid for by them, subject to what the Plans refer to as "vesting" requirements, which are potential call rights by Entourage allowing it to purchase "unvested" shares at the price the participant originally paid for the stock in the event the participant leaves Entourage or is fired "for cause".

     Based on the vesting requirements contained in the Plans, each of Mr. Southwell and Mr. Riemann received 100,000 vested shares when the Board adopted the Plans, and a further 200,000 shares vested in favor of each of them as a result of earnings performance during fiscal year 1992. Since the vesting requirements were not met in fiscal years 1993 or 1994, the remaining 200,000 shares for each of them were unvested as of September 30, 1994. These unvested shares were acquired by current members of the Board of Directors on a pro rata basis in February 1995.

     In November 1994, Mr. Southwell resigned as Chief Executive Officer and executed a settlement agreement with the Company whereby the Company would continue to compensate Mr. Southwell at the rate of $7,000 per month through September 30, 1995 in return for his resignation from all officer positions in the Company effective November 1, 1994, settlement of all obligations from the Company to Mr. Southwell and from Mr. Southwell to the Company, and an agreement not to bring legal action against the Company. On November 15, 1994, Southwell voluntarily resigned from the Board of Directors.

     In February 1995, the Company assigned its rights to purchase shares from Mr. Southwell to four directors on a pro rata basis, inasmuch as the Company was prohibited from directly purchasing the shares. As a result, four of the directors purchased all of Mr. Southwell's 200,000 unvested shares for $0.06 per share, as specified in the Southwell Plan.

     The Company contracted with BFS, a newly-formed company owned by Mr. Riemann, effective May 2, 1994, to provide all franchise services formerly conducted by the Company through its franchise division. The license agreement, supply and distribution agreement and related agreements between the Company and BFS provided to BFS a sub-license to use certain marks, software, other copyrighted materials and the Biogime franchise system in order to further develop a franchise program for the Biogime Skincare Centers.

     In connection with the BFS agreements, effective May 2, 1994, Mr.
Riemann terminated his employment with the Company. As of May 2, 1994, the Company no longer had any obligations under Mr. Riemann's employment contract. Mr. Riemann remains a director of the Company.

     In February 1995, the Company assigned its rights to purchase shares from Mr. Riemann to four directors on a pro rata basis, inasmuch as the Company was prohibited from directly purchasing the shares. As a result, four of the directors purchased all of Mr. Riemann's 200,000 unvested shares for $0.06 per share, as specified in the Riemann Plan.

     In connection with the share purchases by and awards to directors described above, Mr. Riemann received a special directors fee of $6,000, which he used to purchase 100,000 shares for $0.06 per share, and he received an award of 100,000 shares valued at $0.06 per share by the directors.

     As an incentive to Mr. Davis to join the Board of Directors, the Board of Directors, effective October1, 1991, authorized the issuance of 50,000 shares of the Company's Common

Stock to Mr. Davis upon payment by him of $0.06 per share. Mr. Davis paid for the shares in cash during fiscal year 1992. The shares purchased by Mr. Davis include 40,000 shares which are subject to vesting requirements based on the Company's performance. As a result of earnings performance during 1992, 20,000 shares became vested. No additional shares have been vested as a result of the Company's earnings performance during fiscal years 1993,1994, or 1995.

     In connection with the share purchases by and awards to directors described above, Mr. Davis received a special directors fee of $6,000, which he used to purchase 100,000 shares for $0.06 per share, and he received an award of 300,000 shares valued at $0.06 per share by the Directors.

     As an incentive to Ms. Whitworth to join the Board of Directors, the Board of Directors, effective December 11, 1992, authorized the issuance of 50,000 shares of the Company's Common Stock to Ms. Whitworth upon payment by her of $0.53 per share. Ms. Whitworth paid for the shares in cash in March 1993. The shares purchased by Ms. Whitworth include 40,000 shares which are subject to vesting requirements based on the Company's performance. As a result of earnings performance during 1992, 20,000 shares became vested. No additional shares have vested as a result of the Company's earnings performance during fiscal years 1993, 1994, or 1995.

     In connection with the share purchases by and awards to directors described above, Ms. Whitworth received a special directors fee of $6,000, which she used to purchase 100,000 shares for $0.06 per share, and she received an award of 100,000 shares valued at $0.06 per share by the Directors.

     As an incentive to Dr. Goodman to join the Board of Directors, the Board of Directors, effective December 11, 1992, authorized the issuance of 50,000 shares of the Company's Common Stock to Dr. Goodman upon payment of $0.53 per share and subject to vesting requirements. As of September, 1995, Dr. Goodman has not exercised her option.

     In connection with the share purchases by and awards to directors described above, Dr. Goodman received a special directors fee of $6,000, which she used to purchase 100,000 shares for $0.06 per share, and she received an award of 100,000 shares valued at $0.06 per share by the directors.

     Effective February 1, 1995, the directors elected Ms. Julie Martin, the Chief Executive Officer, to the Board of Directors to fill a vacancy, and awarded her 150,000 shares valued at $0.06 per share, which vest 50,000 immediately and the remaining 100,000 on June 30, 1995, if Ms. Martin is an employee of the Company on that date. In addition, the Board awarded Ms. Martin an option to acquire an additional 150,000 shares at $0.20 per share over the next two years.

     Except as set forth above, none of the directors was, during the past year, a party to any contract, arrangement or understanding with any person with respect to any securities of Entourage, including but not limited to, joint ventures, loan or option arrangements, puts or calls, guarantees against loss or guarantees of profit, division of losses or profits, or the giving or withholding of proxies, other than described herein. For a description of certain transactions between Ms. Martin and Messrs. Southwell and Riemann (or members of their families or companies they control) and Entourage, see "COMPENSATION OF CURRENT MANAGEMENT" AND "CERTAIN TRANSACTIONS" BELOW.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During the fiscal year ended September 30, 1995, the following were the only transactions or series of transactions with Entourage in which the amount involved exceeded $60,000, and in which any of directors Davis, Riemann, Whitworth, Goodman, Martin, or former director Southwell or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type):

DIRECTORS DAVIS, RIEMANN, WHITWORTH, GOODMAN AND MARTIN. These directors were awarded special cash directors fees and share awards valued at $0.06 per share in February 1995. see "Stock Transactions Involving Management."

MR. RIEMANN. The Company contracted with BFS, a newly-formed company owned by John Riemann, effective May 2, 1994 to provide all franchise services formerly conducted by the Company through its franchise division. In the fiscal year ended September 30, 1995, the Company sold approximately $292,000 of products to BFS, and has a trade receivable of $22,000 as of September 30, 1995.

MR. SOUTHWELL. The Company, among others, was sued in October 1993 by Ms. Selina Southwell, the former wife of Mr. Southwell for certain alleged claims. The Company completed an arbitration proceeding in July 1994 adjudicating the claims of Ms. Southwell as alleged in the lawsuit as well as the Company's claims, against Ms. Southwell for her breaches of the Franchise Agreement (see
Item 3, Legal Proceedings). The franchise of Ms. Southwell was terminated, giving the Company all rights to franchise in the Houston metropolitan and surrounding areas. In addition, the Company was awarded damages on its claims and legal fees of about $105,000. In February 1995, the lawsuit against the Company was dismissed.

          In November 1994, Mr. Southwell resigned as Chief Executive Officer and reached a settlement agreement with the Company whereby the Company would continue to compensate Mr. Southwell at a rate of $7,000 per month through September 30, 1995. See "Stock Transactions Involving Management" and "Compensation Arrangements."

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

          (a) Exhibits. The following documents required by item 601 of Regulation S-B are filed as exhibits to this report.

          EXHIBIT
          NO.      DESCRIPTION
          ---      -----------


          Articles of Incorporation of Entourage International, Inc. and amendments thereto, incorporated by reference to Exhibit No. 3.1 to Amendment No l1 to Registrant's Registration Statement of Form S-18, filed January 16, 1986, File No. 2-99726-FW.

          Bylaws of Entourage International, Inc. incorporated by reference to Exhibit No. 3.2 of Registrant's Registration Statement on Form S-18, filed August 16, 1985, File No. 2-99726-FW.

          Specimen Common Stock Certificate of Entourage International, Inc., incorporated by reference to Exhibit No. 4.01 of Registrant's Annual Report on form 10-K for the year ended September 30, 1989, File No. 1-9206.

          Form of Entourage International, Inc. Distributor Agreement. A copy of the Distributor Agreement between Entourage International, Inc. and Entourage Perfumes of New Zealand was filed as Exhibit No.
              10.24 of Registrant's Registration Statement of Form S-4, filed October 26, 1987, File N. 33-18110. Agreements with additional distributors have been on substantially the same terms.

          Employment Agreement dated October 1, 1991 between W. John Southwell and Entourage International, Inc.

          Equity Incentive Agreement dated effective July 8, 1991 between W.
              John Southwell and Entourage International, Inc. for 500,000 shares of Common Stock.

          Employment Agreement dated October 1, 1991 between John C. Riemann and
              Entourage International, Inc.

          Equity Incentive Agreement dated effective July 8, 1991 between John
              C. Riemann and Entourage International, Inc. for 500,000 shares of Common Stock.

          Subscription Agreement for 50,000 share of Common Stock from Warren
              Hernand to Entourage International, Inc. dated on or about December 18,1991.

          Equity Incentive Agreement dated on or about December 18, 1991 between
              Warren Hernand and Entourage International, Inc. for 400,000 shares of Common Stock.

          Services Agreement among IAMCO Corporation, Warren Hernand and
              Entourage International, Inc. dated on or about December 18, 1991.

          Subscription Agreement for 50,000 shares of Common Stock from James L.
              Davis to Entourage International, Inc. dated on or about December 18, 1991.

          Lease Agreement between Trammel Crow Company and Entourage
              International,

             Inc. dated February 1, 1991 for office and warehouse space located at 1665 Townhurst, Houston Texas.

           Amended Qualified Incentive Stock Option Plan for Entourage
             International, Inc. incorporated by reference to Exhibit No. 10.26 of the registrant's Annual report of Form 10-K for the year ended September 1992, file No. 1-9206.

           Settlement Agreement dated August 23, 1991 between Donald Shriver and
             Entourage International, Inc.

           Amended Qualified Stock Option Plan for Entourage International, Inc.
             incorporated by reference to Exhibit No. 10-26 of the registrant's Annual report of Form 10-K for the year ended 1992, File No. I-9206.

           Amended Non-qualified Stock Option Plan for Entourage International,
             Inc., incorporated by reference to Exhibit No. 10-27 of the Registrant's Annual Report on Form 10-K or the year ended September 1992, File No. 1-9206.

           License Agreement between Entourage International, Inc. and Biogime
             Franchise Services (USA), Inc. dated May 2, 1994.

           Biogime Products Supply and Distribution Agreement between Entourage
             International, Inc. and Biogime Franchise Services (USA), Inc. dated May 2, 1994.

           Assignment and Assumption Agreement between Entourage International,
             Inc. and Biogime Franchise Services (USA), Inc. dated May 2, 1994.

           Services Agreement between Entourage International, Inc. and Gage
             Research & Development Institute, Inc. dated July 12, 1994.

           Settlement and Release Agreement between Entourage International,
             Inc. and John Southwell dated November 1, 1994.

           Asset Purchase Agreement between Entourage International, Inc. and
             Diamond Falcon Corporation dated December 29, 1994.

           Master Transaction Agreement incorporated by reference to form 8-K filed on January 4, 1996.

Reports on form 8-K. One report on form 8-K was filed during the period from July 1, 1995 through September 30, 1995.

SIGNATURES
-----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     ENTOURAGE INTERNATIONAL, INC.


                                     By: /s/ JOHN RIEMANN
                                        -----------------
                                     John Riemann, Chief Executive Officer

                                     Date: December 12, 1996
                                           -----------------

By:   /s/ JOHN RIEMANN
     ------------------
     John Riemann
     Director
     Date: December 12, 1996
           -----------------

By:   /s/ PAUL REYFF SR.
     --------------------
     Paul Reyff, Sr.
     Director
     Date: December 12, 1996
           -----------------

By:   /s/ WARREN HERNAND
     ---------------------
     Warren Hernand
     Director
     Date: December 12, 1996
           -----------------

By:   /s/ ALAN GOLDSBERRY
     ---------------------
     Alan Goldsberry
     Director
     Date: December 12, 1996
           -----------------

By:   /s/ STAN WILEY
     ----------------
     Stan Wiley
     Director
     Date: December 12, 1996
           -----------------