Form 10QSB
period 1995-12-31
ENTOURAGE INTERNATIONAL INC
filed 1997-03-25
CIK 774740

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995


                         Commission file number 1-9206
                                                ------

                         ENTOURAGE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

Texas                                       76-0118305
-----                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

32240 Paseo Adelanto
Suite A
San Juan Capistrano, CA                     92675
-----------------------                     -----
Address of Principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (714) 488-2184
                                                   --------------

  Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes                    No   X
       ---                   ---


  As of February 15, 1996, there were 3,675,574 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

                         PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements

                    Index to Condensed Financial Statements
                    ---------------------------------------


                                                        Page
                                                        ----

Condensed Balance Sheets
  December 31, 1995 and September 30, 1995               3

Condensed Statements of Operations
  For the Three Months Ended December 31, 1995
  and December 31, 1994                                  4

Condensed Statements of Cash Flows
  For the Three Months Ended December 31, 1995
  and December 31, 1994                                  5

Notes to be Condensed Financial Statements               6-7

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                    8-10

Other Information                                        11


                         ENTOURAGE INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                    December 31    September 30
                                        1995           1995
                                        ----           ----

Current Assets:
Cash                                   $  1,050        $ 33,405
Trade accounts receivable, net          (12,188)         (2,051)
Inventory                                21,066         213,971
Other current assets                                      3,683
                                       --------        --------
Total current assets                   $  9,928        $249,008

Property and equipment, net              55,109          99,006
Other assets                             11,847          253,80
                                       --------        --------
Total Assets                             76,884         601,818
                                       ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and accrued liabilities        $   246,112    $   498,775
Revolving line of credit                                  0              0
Current portion of long-term debt                         0              0
                                                -----------    -----------
Total liabilities                                   246,112      1,278,282
                                                ===========    ===========

Stockholders' Equity:
Common stock, $.001 par value.  Authorized
25,000,000 shares; issued and
outstanding 5,520,101 shares
at December 1995 and September 1995             $     5,520    $     5,520
Additional paid-in capital                        3,626,689      3,076,689
Accumulated deficit                              (3,705,013)    (3,662,250)
Less:  1,844,527 shares in December 1995
  and 794,527 September 1995                        (96,424)       (96,424)
                                                -----------    -----------

Total stockholders' equity                         (169,228)      (676,465)
                                                -----------    -----------

Total Liabilities and Stockholders' Equity      $    76,884    $   601,818
                                                ===========    ===========


  The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                           Three          Three
                                           Months         Months
                                           Ended          Ended
                                        December 31    December 31
                                            1995           1994
                                        -----------    -----------

Net sales                                  $586,438      $ 797,929
Cost of sales                                87,607        241,233
                                           --------      ---------

  Gross margin                              498,831        556,696
                                           --------      ---------

Expenses:
 G & A                                      107,370        251,161
 Advertising                                    624        128,630
 Selling                                    337,969        301,946
 Professional services                       57,629         54,656
 Depreciation and amortization               32,123         39,125
                                           --------      ---------
  Total expenses                            535,715        775,518
                                           --------      ---------

  Income (loss) from operations             (36,884)      (218,338)

  Other income (expense)                     24,123          4,516

Net income (loss)                           (12,761)      (223,338)
                                           ========      =========

Net income (loss) per common share            (.003)          (.06)
                                           ========      =========


  The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.

                       CONDENSED STATEMENT OF CASH FLOWS


                                        Three          Three
                                        Months         Months
                                        Ended          Ended
                                     December 31    December 31
                                         1995           1994
                                     -----------    -----------

Net cash provided by (used in)
  operating activities                  $(22,727)      $ 20,926

Net cash provided by (used in)
  investing activities                    (9,628)       (22,898)

Net cash provided by (used in)
  financing activities                         0         67,391
                                        --------       --------

Net increase (decrease) in cash          (32,355)        65,419

Cash at beginning of period               33,405        101,337
                                        --------       --------

Cash at end of period                   $  1,050        166,756
                                        ========       ========

                         ENTOURAGE INTERNATIONAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS.  The accompanying financial statements have
----------------------------
  been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1995 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principals have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Form 10-KSB. The results of operations for the period ended December 31, 1995, are not necessarily indicative of operating results for the full year.

SPIN OFF TRANSACTION.  On December 21, 1995 the Company and certain
---------------------
  individual investors entered into an agreement with certain exchanging shareholders to transfer assets, liabilities, and obligations related to the Direct Sales Division of the Company to a privately held corporation controlled by the exchanging shareholders James L. Davis (Director), Donna Axum-Whitworth (Director), Jon P. Goodman (Director), Julie T. Martin (President and C.E.O.).

  After the transfer, the privately held company, Biogime International, Inc. ("BII"), will be marketing skin care products and health and nutritional products through independent distributors in the United States and will be directly marketing such products internationally. Entourage (EII) will be marketing its skin care products through its traditional retail channels which include retail stores.

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

  The company transferred to BII assets estimated by previous EII management at the December 21, 1995 closing to total $514,000, liabilities totaling $600,000 and preferred stock in Biogime. The preferred stock in Biogime was issued as a result of the conversion of the Swipe debt of $550,000 to equity in Biogime. In addition the exchanging shareholders and directors of EII transferred to EII all of the 1,050,000 shares of the common stock of the company owned by the exchanging shareholders. EII, as a result of the transaction, agreed to pay six payments of $25,000 to BII ($150,000). Both exchanging and remaining shareholders signed mutual Non-Competition Agreements agreeing to not compete with the other company for a five year period. As a result of the Spin Off Transaction, a $ 24,069 gain on sale of assets was recorded in the quarter ending December 31, 1995.

  Effective with the transaction, and as of the closing date, Julie Martin resigned as president, CEO and Director, James L. Davis resigned as Chairman, Secretary and Director, and Jon Goodman and Donna Axum-Whitworth resigned as Directors. John Riemann remained the Director and is now Chairman of the Board, President and CEO, Stan Wylie is now acting Chief Financial Officer, Secretary and Director, Warren L. Hernand, Paul Reyff Sr., and Alan Goldsberry are now Directors.

  Subsequent to the closing, and as a result of a final December 21, 1995 accounting reconciliation, EII has determined that the actual assets transferred to BII totaled $545,345 and the liabilities transferred totaled 569,416. The largest individual asset difference is in inventory where BII has received $50,491 more inventory than estimated as of the closing. As a result of this, EII has exercised its rights under the Agreement by offsetting $50,491 from the amounts due BII under the contract. BII has disputed EII's right to offset. EII has also given notice to BII that it is in violation of the Non-Competition Agreement.

WORKING CAPITAL LOAN (Biogime Franchise Services).  Effective with the
--------------------------------------------------
  December 21, 1995 closing of the Spin Off, the company negotiated a working capital loan from Biogime Franchise Services (BFS). BFS agreed to loan the company up to $175,000 on a demand note secured by the company's assets at an interest rate of eight percent annually. These funds will be used for general corporate needs during the post spin off, restructuring period.

INVENTORY NOTE AGREEMENT.  The company has negotiated an inventory note
-------------------------
  arrangement with Arizona Natural Resources (ANR), its primary supplier, to provide the company inventory financing during the post spin off restructuring period. The inventory note will be in the amount of $55,000 and will carry an interest rate of 10% per year. No payments will be required on the note for a six month period. After which the balance of $55,000 will be payable over a six month period.

RELOCATION OF CORPORATE OFFICES.  Effective with the December 21, 1995
--------------------------------
  closing of the spin off (see above) the company relocated its corporate offices to San Juan Capistrano, California. This move was made to facilitate the management, marketing and financial restructuring plan put in place after the spin off.

  As a result of this relocation the company expects general office staffing levels and other operating costs to be reduced. Costs of this move were minimal since no employees were relocated and the Houston lease was transferred to Biogime International, Inc.

                         ENTOURAGE INTERNATIONAL, INC.
                     MANAGEMENT DISCUSSIONS AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTRUCTURING, LIQUIDITY, CAPITAL RESOURCES
-------------------------------------------

  The pre spin off restructuring of the company which began in 1995 had some impact during the quarter ended December 31, 1995, but the company's sales levels and liquidity continue to be at unacceptable levels.

  As a result of the spin off of the Direct Sales Division (see Spin Off Transaction) the company will be focusing its efforts on the consolidation of management functions, reductions in G&A expense levels and further development and expansion of its corporate and franchise Biogime Skin Care Center programs.

  The company's liquidity shortage continued to be severe during the quarter ending December 31, 1995. The company had current liabilities in excess of current assets of $236,184 as of December 31, 1995, compared with current liabilities in excess of current assets of $249,767 as of September 30, 1995. Prior to the Spin Off Transaction on December 21, 1995, the company's current liabilities exceeded its current assets by approximately $466,520. The pre spin off increase in the company's working capital deficit of about $216,753 during the quarter ending December 31, 1995 was due to the reclassification of approximately $203,992 classified as current liabilities on December 31, 1995 and long term liabilities as of September 30, 1995 and the $12,761 net loss incurred during the quarter.

  Cash decreased from $33,405 as of September 30, 1995 to $1,050 as of December 31, 1995 primarily as a result of operating losses incurred during the quarter and the transfer of assets and liabilities in the spin off. The company's pre spin off cash balance as of December 31, 1995 was $38,983 of which $37,433 was transferred to BII on closing of the spin off. After the spin off, the company negotiated a $175,000 working capital loan from Biogime Franchise Services
(BFS), and a $55,000 inventory financing arrangement with Arizona Natural Resources (ANR) its primary supplier. The working capital loan from BFS is a demand note and the inventory note from ANR is payable in six monthly principal payments starting October 15, 1996. Pursuant to the spin off agreement, the company has agreed to pay six monthly installments of $25,000 to BII with the first payment due on January 5, 1996.

  The company has reduced inventory levels from $213,971 to approximately $21,066 during the quarter ended December 31, 1995 primarily as a result of the transfer of the warehouse inventory to BII in the spin off. A reduced warehouse inventory level has been established by the company and will be financed with the ANR inventory note.

  Accounts payable and accrued liabilities have been reduced from approximately $498,775 as of September 30, 1995 to $246,112 as of December 31, 1995 primarily as a result of liability transfers to BII in the spin off.



RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1995 COMPARED WITH QUARTER
-----------------------------------------------------------------------------
ENDED DECEMBER 31, 1994.
------------------------

  The net loss for the quarter ended December 31, 1995, was $12,761 ($.003 per share), compared to the net loss of $242,152 ($.06 per share) for the quarter ended December 31, 1994. The net loss resulted from a decrease in sales of 29% or approximately $237,000, and decreased gross margins of approximately $169,000 in the quarter ended December 31, 1995 compared with the quarter ended December 31, 1994. A gain on sale of assets of $ 24,069 was recorded in the quarter ending December 31, 1995 as a result of the Spin Off Transaction. During the same period the company reduced its advertising expenses by approximately $128,000 and its selling, general, and administrative expenses by $279,000. Legal expenses increased by $31,000.

  Net sales for the quarter ended December 31, 1995 were $586,438 compared with net sales of $823,452 for the quarter ended December 31, 1994. The decrease in net sales was generally because of reduced volumes in the retail and franchise division where the company reduced its price by about 33% pursuant to a contract with Biogime Franchise Services, Inc. ("BFS"), a company which provides all franchise services on behalf of Entourage. During the quarters ended December 31, 1995 and 1994 respectively, net sales declined in the retail division by approximately $226,000 (52%), the franchise division by approximately $81,000 (61%), and the international division by approximately $36,000 (73%). Net sales in the Direct Sales Division increased by $10,000 in the quarter as compared to the same quarter in 1994. Telemarketing, which did not exist in 1994, contributed $96,280 in net sales in the three months ending December 31, 1995.

  Gross margin was 85% for the quarter ended December 31, 1995 and 81% for the quarter ended December 31, 1994. Gross margins were 90% in the retail division and 37% in the direct sales division.

  Operating expenses for the quarter ended December 31, 1995 were about $250,000 compared with about $270,000 for the quarter ended December 31, 1994. As a result of the agreement with BFS, operating expenses in the franchise division were $4,000 less in the quarter ended December 31, 1995 compared with the quarter ended December 31, 1994. Operating expenses in the direct marketing division decreased about $13,000. Operating expenses in the international division decreased by about $4,000. Operating expenses in the retail division decreased about $192,000 in the quarter ended December 31, 1995 compared with the quarter ended December 31, 1994. Two less retail stores were open in 1995. Overall, the company believes that current operating expenses are at a minimum level to allow the company to improve its sales volume during fiscal year 1996.

  The company reduced its advertising expenditures during the quarter ended December 31, 1995 compared with the quarter ended December 31, 1994 from about

$127,000 to about $562, primarily to refocus its advertising efforts and reduce the advertising costs. Net sales have declined; however, advertising as a percentage of the net sales is .01% in the quarter ended December 31, 1995 compared with 16% in the quarter ended December 31, 1994. In the retail division, where most advertising dollars are spent, advertising as a percentage of the net sales for the quarter ended December 31, 1995 was .03%, compared with 29% for the quarter ended December 31, 1994.

  Selling, general and administrative expenses decreased by about $107,768 for the quarter ended December 31, 1995 compared with the quarter ended December 31, 1994, primarily as a result of restructuring expenses recorded by the company in the quarter ending December 31, 1994.

  Professional services increased by about $31,000 of legal fees related to the spin off transaction.

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------

               There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 1995.

Item 2.        Changes in Securities
               ---------------------

               None.

Item 3.        Defaults Upon Senior Securities
               -------------------------------

               None.

Item 4.        Submission of Matters to a vote of Security Holders
               ---------------------------------------------------

               None.

Item 5.        Other Information
               -----------------

               None.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)  Exhibits
                    --------

                    None.

               (b)  Reports on Form 8-K
                    -------------------

                    Announcement of spin off transaction filed as of December 22, 1995.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ENTOURAGE INTERNATIONAL, INC.
                                      -----------------------------
                                      (registrant)


Date:   July 8, 1996                  By: /s/ John Riemann
                                         -----------------
                                      John C. Riemann
                                      Chief Executive Officer
                                      (Responsible Financial Officer)