Form 10QSB
period 1996-03-31
ENTOURAGE INTERNATIONAL INC
filed 1997-03-25
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549

                                 FORM  10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996


                         Commission file number 1-9206
                                                ------

                         ENTOURAGE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)



Texas                                       76-0118305
-----                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA                     92675
-----------------------                     -----
(Address of Principal executive offices)    (Zip Code)



Registrant's telephone number, including area code       (714) 448-2184
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

    As of May 15, 1996, there were 3,675,574 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

                        PART 1 - FINANCIAL INFORMATION


Item 1.        Financial Statements


                    Index to Condensed Financial Statements
                    ---------------------------------------


                                                        Page
                                                        ----
Condensed Balance Sheets
  March 31, 1996 and September 30, 1995                 3


Condensed Statements of Operations
  For the Three Months Ended March 31, 1996
  and March 31, 1995                                    4


Condensed Statements of Operations
  For the Six Months Ended March 31, 1996
  and March 31, 1995                                    5

Condensed Statements of Cash Flows
  For the Six Months Ended March 31, 1996
  and March 31, 1995                                    6


Notes to Condensed Financial Statements                 7-8


Management's Discussion and Analysis of Financial
  Condition and Results of Operations                   9-11


Other Information                                       12

                         ENTOURAGE INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

ASSETS
                                                               MARCH 31       SEPT 30
                                                                 1996           1995
                                                              ----------     ----------
   Current Assets
   Cash                                                         $ 10,230     $   33,405
   Trade accounts receivable, net                                 17,750         (2,051)
   Inventory                                                      34,902        213,971
   Other current assets                                                           3,683
                                                              ----------     ----------
   Total current assets                                           62,882        249,008

   Property and equipment, net                                    44,223         99,006
   Other assets                                                   15,030        253,804
                                                              ----------     ----------
   Total  Assets                                                $122,135     $  601,818
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable and accrued liabilities                     $211,622     $  498,775
   Revolving line of credit
   Current portion of long-term debt                             180,222
                                                              ----------     ----------
   Total current liabilities                                     391,844

   Convertible sub-ordinated note payable                                       779,507
   Long-term debt, net of current portion                     ----------     ----------
   Total Liabilities                                            $391,844     $1,278,282
                                                              ==========     ==========

   Stockholder's Equity
   Common stock, $.001 par value. Authorized 25,000,000
   shares; issued and outstanding 5,520,101 shares at
   March 1996 and September 1995.                                  5,520          5,520
   Additional paid-in capital                                  3,626,689      3,076,689
   Accumulated deficit                                        (3,805,494)    (3,662,250)
   Less: 1,844,527 shares in March 1996 and
     794,527 in September 1995                                   (96,424)       (96,424)
                                                              ----------     ----------

   Total stockholders' equity                                   (269,709)      (676,465)
                                                             -----------    -----------

   Total Liabilities and Stockholders' Equity                   $122,135    $   601,818
                                                             ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS



                                           THREE      THREE
                                           MONTHS     MONTHS
                                            ENDED      ENDED
                                            MARCH      MARCH
                                             1996       1995
                                           --------   --------
Net Sales                                  $343,146   $644,109
Cost of Sales                                43,162    102,512
                                           --------   --------

     Gross Margin                           299,984    541,507
                                           --------   --------

Expenses
G&A                                         164,893    240,935
Advertising                                  66,263     29,148
Selling                                     145,488    341,338
Professional services                         7,787     39,038
Depreciation and amortization                16,529     29,054
                                           --------   --------
Total expenses                              400,960    679,513
                                           --------   --------


Income (loss) from operations

Other income (expense)                          500        317
                                           --------   --------

Net income (loss)                          (100,476)  (137,689)
                                           ========   ========


Net income (loss) per common share         $   (.03)  $   (.03)
                                           ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                              SIX           SIX
                                             MONTHS       MONTHS
                                             ENDED         ENDED
                                             MARCH         MARCH
                                              1996         1995
                                           ---------    ----------
Net Sales                                  $ 929,584    $1,467,470
Cost of Sales                                130,769       258,736
                                           ---------    ----------

    Gross margin                             798,815     1,208,734
                                           ---------    ----------

Expenses
G&A                                          259,444       568,853
Advertising                                   66,887       157,778
Selling                                      496,279       702,424
Professional services                         65,416        93,398
Depreciation and amortization                 48,651        68,179
                                           ---------    ----------
Total expenses                               936,677     1,590,632
                                           ---------    ----------


Income (loss) from operations               (137,862)     (381,898)
                                           ---------    ----------

Other income (expense)                        24,623         2,055
                                           ---------    ----------

Net income (loss)                           (113,239)     (379,843)
                                           =========    ==========
Net income (loss) per common share              (.03)         (.09)

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                           SIX         SIX
                                                          MONTHS      MONTHS
                                                           ENDED       ENDED
                                                           MARCH       MARCH
                                                            1996        1995
                                                         ---------    ---------

Net cash provided by (used in) operating activities      $(188,790)   $(267,567)

Net cash provided by (used in) investing activities         (4,690)     (29,697)

Net cash provided by (used in) financing activities        170,305      251,150
                                                         ---------    ---------

Net increase (decrease) in cash                            (23,175)     (46,114)

Cash at beginning of period                                 33,405      101,337
                                                         ---------    ---------


Cash at end of period                                    $  10,230    $  55,223
                                                         =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1)    INTERIM FINANCIAL STATEMENTS.  The accompanying condensed financial
      -----------------------------
statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Form 10-KSB. The results of operations for the periods ended March 31, 1996 are not necessarily indicative of operating results for the full year.

2)    SPIN OFF TRANSACTION.  On December 31, 1995, the Company and certain
      ---------------------
individual investors entered into an agreement with certain exchanging shareholders to transfer assets, liabilities, and obligation related to the Direct Sales Division of the Company to a privately held corporation controlled by the exchanging shareholders James L. Davis (Director), Donna Axum-Whitworth (Director), Jon P. Goodman (Director), Julie T. Martin (President and C.E.O.).

After the transfer the privately held Company, Biogime International Inc. ("BII"), will be marketing skin care products and health and nutritional products through independent distributors in the United States and will be directly marketing such products internationally. Entourage (EII) will be marketing its skin care products through its traditional retail channels which include retail stores.

As a part of this transaction the rights to the service marks and trade name "Biogime" and the logo "Biogime" were transferred from the company to BII who then licensed these rights back to the company for a fifteen month period. Additionally, an agreement was reached between the company and BII whereby BII will not prevent the company from using the secondary mark and logo "Biozhem" in connection with the operation of its business during and after the fifteen month license period.

The Company transferred to BII assets estimated by previous EII management to total $514,000, liabilities totaling $600,000 and preferred stock in Biogime. The preferred stock in Biogime was issued as a result of the conversion of the Swipe debt of $550,000 to equity in Biogime. In addition the exchanging shareholders and directors of EII transferred to EII all of the 1,050,000 shares of the common stock of the Company owned by the exchanging shareholders. EII, as a result of the transaction, agreed to pay six payments of $25,000 to BII ($150,000). Both exchanging and remaining shareholders signed mutual Non-Competition Agreements agreeing not to compete with the other Company for a five year period.

Effective with the transaction, and as of the closing date, Julie Martin resigned as President, CEO and Director, James L. Davis resigned as Chairman, Secretary and Director, and Jon Goodman and Donna Axum Whitworth resigned as Directors. John Riemann remained as Director and is now Chairman of the Board, President and CEO, Stan Wylie is now acting Chief Financial Officer, Secretary and Director, Warren L. Hernand, Paul Reyff, Sr., and Alan Goldsberry are now Directors.

Subsequent to the closing, and as a result of a final December 21, 1996 accounting reconciliation, EII has determined that the actual assets transferred to BII totaled $545,345 and the liabilities transferred totaled $569,416. The largest individual asset difference is in inventory where BII has received $50,491 more inventory than estimated as of the closing. As a result of this, EII has exercised its rights under the Agreement by offsetting $50,491 from the amounts due BII under the contract. BII has disputed EII's right of offset.
EII has also given notice to BII that it is in violation of the Non-Competition Agreement.

3)    WORKING CAPITAL LOAN  (Biogime Franchise Services).  Effective with the
      -------------------------------------------------
December 21, 1995 closing before the spin off, the Company arranged a working capital loan from Biogime Franchise Services (BFS). BFS agreed to loan the Company up to $175,000 on a demand note secured by the Company's assets at an interest rate of eight per cent annually. These funds will be used for general corporate needs during the post spin off restructuring period.


4)   SUPPLIER FINANCING  - INVENTORY NOTE AGREEMENT.  The Company has negotiated
     -----------------------------------------------
an inventory note agreement with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory note financing during the post spin off restructuring period. The inventory note will be in the amount of $55,000 and will carry an interest rate of 10% per year.

4a) No payments will be required on the note until October 1996 after which the balance of $55,000 will be payable over a six-month period.

5)    RELOCATION OF CORPORATE OFFICES.  Effective with the December 21, 1995
      --------------------------------
closing of the spin off transaction (see above), the Company relocated its corporate offices to San Juan Capistrano, California. This move was made to facilitate the management, marketing and financial restructuring plan put in place after the spin off. As a result of this relocation, the Company expects general office staffing levels and other operating costs to be reduced. Costs of this move were minimal since no employees were relocated, and the Houston lease was transferred to Biogime International, Inc.

                         ENTOURAGE INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTRUCTURING, LIQUIDITY, CAPITAL RESOURCES
-------------------------------------------

    The restructuring begun by the Company in December 1995 had a positive effect in the quarter ended March 31, 1996, but the Company continues to suffer from liquidity shortages and less than acceptable sales levels. The restructuring program includes reducing G&A expense levels, refocusing and redirecting management resources towards corporate retail and franchise Biogime Skin Care center profitability improvement, and development of an expanded line of skin care products under the brand name Biozhem.

    The Company closed its Houston, Texas warehouse and general office in December of 1995 and has relocated both to a smaller and less costly facility in San Juan Capistrano, California. This relocation had a minimal cost to the Company due to terms of the spin off which transferred the Houston lease and the remaining EII employees to BII.

    Since January 1, 1996, the Company has increased advertising levels in corporate retail stores in an effort to attract a larger number of new customers to the stores. Advertising expenditures were $62,761 for the quarter ended March 31, 1996 compared with $29,148 for the quarter ended March 31, 1995. Advertising results will be closely monitored in these locations as expense levels are increased. The restructuring program has reduced on going general office and retail store expense levels other than advertising to a level which the Company considers the minimum level of costs required to improve sales during 1996.

    In addition, during the quarter ended December 31, 1995, the Company spun off its Direct Sales Division, negotiated a note for a $175,000 working capital loan, and reached agreement with its primary supplier for a $55,000 inventory note.

    However in spite of the restructuring, the Company continues to experience severe liquidity shortages as a result of less than acceptable sales levels.
The Company had current liabilities in excess of current assets of $328,963 as of March 31, 1996 compared with current liabilities in excess of current assets of $249,767 as of September 30, 1995, and $236,184 as of December 31, 1995. The net loss of $113, 239 for the six months ended March 31, 1996 reduced the working capital position as of March 31, 1996.

    Cash increased from $1,050 as of December 31, 1995 to $10,230 as of March 31, 1996, primarily as a result of loan advances made by BFS. The Company had a note payable to BFS of about $138,773 as of the quarter ended March 31, 1996. The demand note carries an interest rate of 8% and is collateralized by the assets of the Company. The Company has an inventory note agreement with its primary supplier for an amount not to exceed $55,000 of which zero was outstanding as of March 31, 1996. $75,000 was paid and expensed during the quarter ending March 31, 1996 as a result of obligations to BII due to the spin off transaction.

    Accounts payable and accrued liabilities decreased from $498,775 as of September 30, 1995 to $211,622 as of March 31, 1996 primarily as a result of expenses and liabilities transferred to BII in the spin off transaction.

     The Company currently has no other credit facilities, and must rely on cash management and profitability during fiscal year 1996 in order to continue. Although management believes the Company will improve its profitability, if management cannot achieve its 1996 operating plan because of sales shortfalls or other unfavorable events and if liquidity shortages continue, the Company may find it necessary to further reduce expenses, seek additional funds from outside the Company, or undertake other actions as may be appropriate. Due to the deterioration of earnings and working capital, and the net capital deficiency, there is substantial doubt about the Company's ability to continue as a going concern.


RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1996
----------------------------------------------------
COMPARED WITH QUARTER ENDED MARCH 31, 1995
------------------------------------------

     The net loss for the quarter ended March 31, 1996 was $100,476 ($.03 per share), compared with a net loss of $137,689 (.03 per share) for the quarter ended March 31, 1995. The net loss for the quarter ended March 31, 1996 resulted primarily from the non-recurring charge of $75,000 paid to BII as a result of the spin off transaction. The balance of the net loss resulted from a decrease in sales of about 47%, or about $300,873, decreased margins of about 45%, which reduced gross margin by $241,523 in the quarter ended March 31, 1996 compared with the quarter ended March 31, 1995. During the same comparative periods, the Company reduced selling, general and administrative and professional services by about $278,553.

     Net sales for the quarter ended March 31, 1996 were $343,146, compared with net sales of $644,019 for the quarter ended March 31, 1995. The decrease in net sales was generally because of reduced volumes as a result of the spin off of the Direct Sales and International Divisions which in the quarter ending March 31, 1995 generated $250,824 and $18,110 respectively. During the quarters ended March 31, 1996 and 1995 respectively, net sales declined in the retail division by about $19,379 (6%). Sales volume in the franchise division declined about 23% during the quarter ended March 31, 1996 compared with the quarter ended March 31, 1995.

     Gross margin was 87% for the quarter ended March 31, 1996 and 84% for the quarter ended March 31, 1995. The increased gross margin percentage results primarily from the spin off of the Direct Sales Division which historically had lower gross profits than the retail and franchise divisions. Gross margin percentages were 91% in the retail division and 63% in the Franchise Division.

     Operating expenses for the quarter ended March 31, 1996 were about $400,960 compared with about $679,513 for the quarter ended March 31, 1995 primarily as a result of expense reductions made possible by the spin off of the Direct Sales and International Divisions. Operating expenses in the retail division decreased in the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1996. Overall, the Company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1996.

     The Company increased its advertising expenditures during the quarters ended March 31, 1996 to about $62,671 from about $29,148 in the quarter ending March 31, 1995, and about $1,295 in the quarter ended December 31, 1995. Net retail sales have increased $93,021 or 45% in the quarter ending March 31, 1995 as compared to the quarter ending December 31, 1995. Advertising as a percentage of net sales for the quarter ended March 31, 1996 was 21% compared with 1% for the quarter ended December 31, 1995.

     Selling, general and administrative expenses decreased by about $271,892 for the quarter ended March 31, 1996 compared with the quarter ended March 31, 1995. Selling, general and administrative expense includes $69,000 of directors fees in connection with share awards in the quarter ended March 31, 1995.

     Professional services decreased by about $31,251 from legal fees related to the Swipe acquisition expensed in the quarter ending March 31, 1996.


RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1996
-------------------------------------------------------
COMPARED WITH SIX MONTHS ENDED MARCH 31, 1995
---------------------------------------------


     The net loss for the six month period ended March 31, 1996 was $113,239 ($.03 per share) compared with a net loss of $379,843 ($.09 per share) for the six month period ended March 31, 1995. The net loss resulted from a decrease in sales of about 37%, or about $537,886, which reduced gross margin by about 34% or $409,919. As a result of the Spin Off Transaction on December 21, 1995, a $ 24,069 gain on sale of assets was recorded in the six month period ending March 31, 1996. During this comparative period, the Company reduced its selling, general and administrative expenses by $719,556.

     Net sales for the six month period ended March 31, 1996 were $929,584 compared with net sales of $1,467,470 for the period ended March 31, 1995. The decrease in net sales was generally because of reduced volumes and as a result of the spin off of the Direct Sales and International divisions which in the comparable six month period ending March 31, 1995 contributed $440,503 and $3 respectively. Net sales in the franchise division declined by $92,752 and in the retail division, the net sales decline was $244,820.

     Gross margin was 86% for the six month period ended March 31, 1996 and 82% for the six month period ended March 31, 1995. The increased gross margin percentage results primarily from the effect of the spin off of the Direct Sales and International divisions which historically have lower gross profit percentage margins that retail.

     Operating expenses for the six months ended March 31, 1996 were about $235,158 compared with about $620,902 for the six months ended March 31, 1995. Operating expenses in the retail division decreased about $183,226 in the six month period ended March 31, 1996 compared with the same six month period ended March 31, 1995 due to decreased advertising and overhead.

     The Company reduced its advertising expenditures during the six months ended March 31, 1996 compared with the six months ended March 31, 1995 from about $157,778 to about $66,887, primarily as a result of refocusing its advertising costs. Advertising as a percentage of net sales is 13% for the six months ended March 31, 1996 compared to 20% for the six months ended March 31, 1995.

     Selling, general and administrative expenses decreased by about $385,744 for the six month period ended March 31, 1996 compared with the six months ended March 31, 1995. $ 75,000 was paid and expensed during the quarter ending March 31, 1996 as a result of obligations to BII due to the Spin Off Transaction and $69,000 of directors fees in connection with share awards is included in the March 31, 1995 expense amount.

     Professional services decreased by about $27,982 for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995 from legal fees related to the Swipe acquisition.

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

          None.
          -----

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

             Exhibits
             --------

                None.

             Reports on Form 8-K
             -------------------

                None.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ENTOURAGE INTERNATIONAL, INC.
                              -----------------------------
                              (registrant)



Date: December 12, 1996       By: /s/ JOHN RIEMANN
      -----------------           ---------------------------
                              John C. Riemann
                              Chief Executive Officer
                              (Responsible Financial Officer)