Form 10QSB
period 1996-06-30
ENTOURAGE INTERNATIONAL INC
filed 1997-03-25
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                 Form 10 - QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996


                        Commission file number 1 - 9206
                                               --------


                         ENTOURAGE INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


Texas                                           76 - 0118305
-----                                           ------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                 No.)



32240 Paseo Adelanto, Ste. A
San Juan Capistrano, California                 92675
-------------------------------                 -----
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

  Yes  X                No
      ---


  As of August 15, 1996, there were 3,675,574 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

                        PART 1 - FINANCIAL INFORMATION


Item 1.        Financial Statements

                    Index to Condensed Financial Statements
                    ---------------------------------------

                                                         Page
                                                         ----

Condensed Balance Sheets
     June 30, 1996 and September 30, 1995                3

Condensed Statements of Operation
     For the Three Months Ended and the Nine
     Months Ended June 30, 1996
     and June 30, 1995                                   4 - 5

Condensed Statements of Cash Flows
     For the Nine Months Ended June 30, 1996
     and June 30, 1995                                   6

Notes to Condensed Financial Statements                  7 - 9

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                 10 - 13

                         ENTOURAGE INTERNATIONAL, INC.
                           CONDENSED BALANCE SHEETS

ASSETS
                                                            JUNE 30        SEPT 30
                                                              1996           1995
                                                           ----------    ----------
Cash                                                         $ 41,262      $ 33,405
Trade accounts receivable, net                                 49,073        (2,051)
Inventory                                                      52,046       213,971
Other current assets                                            1,446         3,683
                                                           ----------    ----------
Total current assets                                          121,311       249,008

Property and equipment, net                                    37,128        99,006
Other assets                                                   15,030       253,803
                                                           ----------    ----------
Total Assets                                                 $173,469      $601,817
                                                           ==========    ==========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities                     $234,124       498,775
Revolving line of credit                                            0             0
Current portion of long-term debt                             221,904             0
                                                           ----------    ----------
Total current liabilities                                     456,028       498,775

Convertible subordinated note payable                               0             0
Long-term debt, net of current portion                              0       779,507
                                                           ----------    ----------
Total liabilities                                             456,028     1,278,282

Stockholders' Equity
Common Stock, $.001 par value. Authorized 25,000,000
shares; issued and outstanding 5,520,101 shares at
June 1996 and September 1995.
September 1995                                                  5,520         5,520
Additional paid-in capital                                  3,626,689     3,076,689
Accumulated deficit                                        (3,818,344)   (3,662,250)
Less: 1,844,527 shares in June 1996 and
   794,527 in September 1995                                  (96,424)      (96,424)
                                                           ----------    ----------

Total stockholders' equity                                   (282,559)     (676,465)
                                                           ----------    ----------

Total Liabilities and Stockholders' Equity                    173,469       601,817
                                                           ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                          THREE        THREE
                                          MONTHS       MONTHS
                                          ENDED        ENDED
                                          JUNE         JUNE
                                          1996         1995
                                          --------     --------
Net Sales                                 $330,348     $638,588
Cost of Sales                               52,833      124,294
                                          --------     --------

          Gross Margin                     277,515      514,294
                                          --------     --------

Expenses
Operating                                   79,591      160,212
Advertising                                 55,424       11,071
Selling, general and administrative        144,279      340,138
Professional services                        6,229       56,503
Depreciation and amortization                7,094       12,355
                                          --------     --------
Total expenses                             292,617      580,279
                                          --------     --------

Income (loss) from operations              (15,102)     (65,986)

Other income (expense)                       2,248        9,092
                                          --------     --------

Net income (loss)                         $(12,854)    $(56,894)
                                          ========     ========

Net income (loss) per common share        $  (.003)        (.01)
                                          ========     ========

The accompanying notes are an integral part of the consolidated financial statement.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS


                                         NINE         NINE
                                         MONTHS       MONTHS
                                         ENDED        ENDED
                                         JUNE         JUNE
                                         1996         1995
Net Sales                                1,259,932    2,106,055
Cost of Sales                              183,602      383,034
                                         ---------    ---------

          Gross Margin                   1,076,330    1,723,021
                                         ---------    ---------


Expenses
Operating                                  339,033      660,065
Advertising                                122,313      168,849
Selling, general and administrative        640,550    1,042,564
Professional services                       71,645      218,900
Depreciation and amortization               55,747       80,533
                                         ---------    ---------
Total expenses                           1,229,288    2,170,911
                                         ---------    ---------


Income (loss) from operations             (152,958)    (447,890)
                                         ---------    ---------

Other income (expense)                      11,147       26,871
                                         ---------    ---------

Net income (loss)                         (126,087)    (436,743)
                                         =========    =========

Net income (loss) per common share            (.03)        (.10)


The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS


                                              NINE          NINE
                                              MONTHS        MONTHS
                                              ENDED         ENDED
                                              JUNE          JUNE
                                              1996          1995
                                              ---------     ---------
Net cash provided by (used in) operating
     activities                               $(201,814)    $(357,928)

Net cash provided by (used in) investing
     activities                                  (2,233)      (69,000)

Net cash provided by (used in) financing
     activities                                 211,904       279,433
                                              ---------     ---------



Net increase (decrease) in cash                   7,859        (9,495)

Cash at beginning of period                      33,405        55,223
                                              ---------     ---------

Cash at end of period                             41,262       45,728
                                              ==========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.)  INTERIM FINANCIAL STATEMENTS.  The accompanying condensed financial
     -----------------------------
statements have been prepared in accordance with instructions to quarterly reports on form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1996 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's Annual Form 10-KSB. The results of operations for periods ended March 31, 1996 are not necessarily indicative of operating results for the full year.

2.)  SPIN OFF TRANSACTION.  On December 31, 1995, the Company and certain
     ---------------------
individual investors entered into an agreement with certain exchanging shareholders to transfer assets, liabilities and obligations related to the Direct Sales Division of the Company to a privately held corporation controlled by the exchanging shareholders.

After the transfer, the privately held Company, Biogime International, Inc. ("BII"), will be marketing skin care products and health and nutritional products through independent distributors in the United States and will be directly marketing such products internationally. Entourage ("EII") will be marketing its skin care products through its traditional retail channels which include retail stores.

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

The Company transferred to BII assets estimated by previous EII management to total $514,000, liabilities totaling $600,000 and preferred stock in Biogime. The preferred stock in Biogime was issued as a result of the conversion of the Swipe debt of $550,000 to equity in Biogime. In addition, the exchanging shareholders and directors of EII transferred to EII all of the 1,050,000 shares of the common stock of the Company owned by the exchanging shareholders. EII, as a result of the transaction, agreed to pay six payments of $25,000 to BII ($150,000). Both exchanging and remaining shareholders signed mutual Non-Competition Agreements agreeing not to compete with the other Company for a five year period. As a result of the Spin Off Transaction, a $24,069 gain on sale of assets was recorded in the quarter ended December 31, 1995.

Effective with the transaction, and as of the closing date, Julie T. Martin resigned as

President, C.E.O. and Director, James L. Davis resigned as chairman, Secretary and Director, and Jon Goodman and Donna Axum-Whitworth resigned as directors. John Riemann remained as director and is now Chairman of the Board, President and C.E.O., Stan Wylie is now acting Chief Financial Officer, Secretary and Director, Warren L. Hernand, Paul Reyff, Sr., and Alan Goldsberry are now Directors.

Subsequent to the closing, and as a result of a final December 21, 1996 accounting reconciliation, EII has determined that the actual assets transferred to BII totaled $545,345 and the liabilities transferred totaled $569,416. The largest individual asset difference is in inventory where BII has received $50,491 more inventory than estimated as of the closing. As a result of this, EII has exercised its rights under the Agreement by offsetting $50,491 from the amounts due BII under the contract. EII has also given notice to BII that it is in violation of the Non-Competition Agreement. BII filed suit on June 14, 1996 against the company claiming breech of contract due to non-payment of claiming monies allegedly due BII under the contract and additionally claims breeches by the company under the Non-Competition Agreement. The company has filed a response indicating its general denial of each and every breech claimed by BII.

3.)  WORKING CAPITAL LOAN (Biogime Franchise Services).  Effective with the
     --------------------------------------------------
December 21, 1995 closing before the spin off, the Company arranged a working capital loan from Biogime Franchise Services ("BFS"). BFS agreed to loan the Company $175,000 on a demand note secured by the Company's assets at an interest rate of eight percent annually. These funds will be used for general corporate needs during the post spin off restructuring period.

4.)  SUPPLIER FINANCING - INVENTORY NOTE AGREEMENT.  The Company has negotiated
     ----------------------------------------------
an inventory note agreement with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory note financing during the post spin off restructuring period. The inventory note will be in the amount of $55,000 and will carry and interest rate of 10% per year.

4a.) No payments will be required on the note until October 1996 after which the balance of $55,000 will be payable over a six month period.

5.)  RELOCATION OF CORPORATE OFFICES.  Effective with the December 21, 1995
     --------------------------------

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

6.)  RECLASSIFICATION.  Certain amounts in the 1995 condensed financial
     -----------------
statements have been reclassified to conform with the 1996 presentation.

                         ENTOURAGE INTERNATIONAL, INC.
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTRUCTURING, LIQUIDITY, CAPITAL  RESOURCES
--------------------------------------------

  The restructuring begun by the Company in December 1995 had a positive effect in the quarter ended June 30, 1996, but the Company continues to suffer from liquidity shortages and less than acceptable sales levels. The restructuring program includes reducing G&A expense levels, refocusing and redirecting management resources toward corporate retail and franchise Biogime Skin Care center profitability improvement, and development of an expanded line of skin care products under the brand name Biozhem.

  The Company closed its Houston, Texas warehouse and general office in December 1995 and has relocated to a smaller and less costly facility in San Juan Capistrano, California. This relocation had a minimal cost to the Company due to terms of the spin off which transferred the Houston lease and the remaining EII employees to BII.

  Since January 1, 1996, the Company has increased advertising levels in corporate retail stores in an effort to attract a larger number of new customers to the stores. Advertising expenditures were $55,424 for the quarter ended June 30, 1996 compared with $11,071 for the quarter ended June 31, 1995. Advertising results will be closely monitored in these locations as expense levels are increased. The restructuring program has reduced ongoing general office and retail store expense levels other than advertising to a level which the company considers the minimum level of costs required to improve sales during 1996.

  During the quarter ended December 31, 1995, the Company spun off its Direct Sales division, negotiated a note for a $175,000 working capital loan, and reached agreement with its primary supplier for a $55,000 inventory note. This restructuring has had a positive effect on the Company's financial performance for the six month period ending June 30, 1996.

  However in spite of the restructuring, the Company continues to experience severe liquidity shortages as a result of less than acceptable sales levels.
The Company had current liabilities in excess of current assets of $334,717 as of June 30, 1996 compared with current liabilities in excess of current assets of $249,767 as of September 30, 1995 and $328,963 as of March 31, 1996. The net loss of $126,087 for the nine months ended June 30, 1996 reduced the working capital position as of June 30, 1996.

  Cash increased from $10,230 as of March 31, 1996 to $41,262 as of June 30, 1996, primarily as a result of loan advances made by BFS. The Company had a note payable to BFS of about $160,904 as of the quarter ended June 30, 1996. The demand note carries an interest rate of 8% and is collateralized by the assets of the Company. The Company has an inventory note agreement with its primary supplier for an amount not to exceed $55,000 all of which was outstanding as of June 30, 1996.

  Accounts payable and accrued liabilities decreased from $498,775 as of September 30, 1995 to $234,124 as of June 30, 1996 primarily as a result of expenses and liabilities transferred to BII in the spin off transaction.

  The Company currently has no other credit facilities, and must rely on cash management and profitability during fiscal year 1996 in order to continue. Although management believes the Company will improve its profitability, if management can not achieve its 1996 operating plan because of sales shortfalls or other unfavorable events and if liquidity shortages continue, the Company may find it necessary to further reduce expenses, seek additional funds from outside the Company, or undertake other actions as may be appropriate. Due to the deterioration of earnings and working capital, and the net capital deficiency, there is substantial doubt about the Company's ability to continue as an ongoing concern.

RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1996
---------------------------------------------------
COMPARED WITH QUARTER ENDED JUNE 30, 1995
-----------------------------------------

  The net loss for the quarter ended June 30, 1996 was $12,854 ($.003 per share), compared with a net loss of $56,894 ($.01 per share) for the quarter ended June 30, 1995. The net loss resulted from a decrease in sales of about 48%, or $308,240, decreased margins of about 46%, which reduced gross margin by $236,779 in the quarter ended June 30, 1996 compared with the quarter ended June 30, 1995. During the same comparative periods, the Company reduced selling, general and administrative and professional services by $195,859 or 34%.

  Net sales for the quarter ended June 30, 1996 were $330,348 compared with net sales of $638,588 for the quarter ended June 30, 1995. The decrease in net sales was generally because of reduced volumes as a result of the spin off of the Direct Sales and International divisions which in the quarter ending June 30, 1995 generated $229,489 and $ 13,459 respectively. During the quarters ended June 30, 1996 and 1995 respectively, net sales declined in the retail division by about $49,909 (16%). Sales volume in the franchise division declined about 5% during the quarter ended June 30, 1996 compared with the quarter ended June 30, 1995.

  Gross margin was 84% for the quarter ended June 30, 1996 and 81% for the quarter ended March 31, 1995. The increased gross margin percentage results primarily from the spin off of the Direct Sales division which historically had lower gross profits than the retail and franchise divisions. Gross margin percentages were 89% in the retail division and 62% in the franchise division.

  Operating expenses for the quarter ended June 30, 1996 were about $292,617 compared with about $580,279 for the quarter ended June 30, 1995 primarily as a result of expense reductions made possible by the spin off of the Direct Sales and International divisions. Operating expenses in the retail division decreased in the quarter ended June 30,

1996 as compared to the quarter ended June 30, 1995. Overall, the Company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1996.

  The Company increased its advertising expenditures during the quarters ended June 30, 1996 to about $55,424 from about $11,071 in the quarter ending June 30, 1995, and about $62,671 in the quarter ended March 31, 1996. Advertising as a percentage of net sales for the quarter ended June 30, 1996 was 17% compared with 21% for the quarter ended March 31, 1996.

  Selling, general and administrative expenses decreased by about $195,859 for the quarter ended June 30, 1996 compared with the quarter ended June 30, 1995 primarily as a result of reduced management overheads and expense eliminations made possible by the spin off of the Direct Sales and International divisions.

  Professional services decreased by about $50,274 from legal fees related to the spin off transaction expensed in the quarter ended June 30, 1996.


RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1996
-------------------------------------------------------
COMPARED WITH NINE MONTHS ENDED JUNE 30, 1995
---------------------------------------------

  The net loss for the nine month period ended March 31, 1996 was $126,087 ($.03 per share) compared with a net loss of $436,743 ($.10 per share) for the nine month period ended June 30, 1996. The net loss resulted from a decrease in sales of about 40%, or about $846,123, which reduced gross margin by about 38% or $646,691. A gain on sale of assets of $24,069 was recorded in the six month period ending June 30, 1996 as a result of the spin off transaction. During this comparative period, the Company reduced its selling, general and administrative expenses by $402,014.

  Net sales for the nine month period ended March 31, 1996 were $1,259,932 compared with net sales of $2,106,055 for the period ended June 30, 1995. The decrease in net sales was generally because of reduced volumes and as a result of the spin off of the Direct Sales and International divisions which in the comparable nine month period ended June 30, 1995 contributed $700,543 and $81,026 respectively. Net sales in the franchise division declined by $96,637 and net sales in the retail division, declined by $294,709.

  Gross margin was 85% for the nine month period ended June 30, 1996 and 82% for the nine month period ended June 30, 1995. The increased gross margin percentage resulted primarily from the effect of the spin off of the Direct Sales and International divisions which historically have lower gross profit percentage margins than the retail divisions.

  Operating expenses for the nine months ended June 30, 1996 were about $339,033 compared with about $660,065 for the nine months ended June 30, 1995. Operating expenses in the retail division decreased about $160,815 in the six month period ended

June 30, 1996 compared with the same nine month period ended June 30, 1995 due to decreased advertising and overhead.

  The Company reduced its advertising expenditures during the nine months ended June 30, 1996 compared with the nine months ended June 30, 1995 from about $168,849 to about $122,313, primarily as a result of refocusing its advertising costs. Advertising as a percentage of net sales was 10% for the nine months ended June 30, 1996 compared to 8% for the six months ended June 30, 1996.

  Selling, general and administrative expenses decreased by about $402,014 for the nine month period ended June 30, 1995. $69,000 of directors fees in connection with share awards are included in the March 31, 1995 expense amount and $75,000 in non-recurring payments to BII is included in the June 30, 1996 expense amount.

  Professional services decreased by about $147,255 for the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995 from legal fees related to the Swipe acquisition and the spin off transaction.

                          PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------

               Suit between Selina Southwell and the Company has been completely dismissed at no expense to the Company.

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

               None.

Item 5.        Other Information
               -----------------

               None.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               Exhibits
                    None

               Reports on Form 8-K
                    None

                                  SIGNATURE
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ENTOURAGE INTERNATIONAL, INC.
                         -----------------------------
                         (registrant)


Date: August 2, 1996     By: /s/ JOHN RIEMANN
     ---------------        ----------------------------
                         John C. Riemann
                         Chief Executive Officer
                         (Responsible Financial Officer)