Form 10KSB40
period 1996-09-30
ENTOURAGE INTERNATIONAL INC
filed 1997-10-17
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM  10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1996


                         Commission file number 1-9206
                                                ------

                         ENTOURAGE INTERNATIONAL, INC.
                (Name of Small Business Issuer in its Charter)

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

Issuer's telephone number, including area code (714) 488-2184
                                               --------------
Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock. $.001 par value
-----------------------------

(Title of Class)
----------------

     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes [_]            No [X]

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,494,864.

     As of September 30, 1996, the aggregate market value of the issuer's common stock, $.001 par value, held by nonaffiliates of the issuer, is $147,023 computed based upon bid and ask quotes averaging $.04 per share. No active trading market exists.

                               TABLE OF CONTENTS

PART I

Item 1    Description of Business....................................................................   3-7

Item 2    Description of Property....................................................................     7

Item 3    Legal Proceedings..........................................................................   7-8

Item 4    Submission of Matters to a Vote of Security Holders........................................     8


PART II

Item 5    Market for Common Equity and Related Stockholder Matters...................................     8

Item 6    Management's Discussion  and Analysis of Plan of Operations................................  9-11

Item 7    Financial Statements....................................................................... 12-27

Item 8    Changes In and Disagreements With Accountants on Accounting and Financial  Disclosure......    28


PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
          16 (a) of the Exchange Act................................................................. 29-30

Item 10   Executive Compensation.....................................................................    31

Item 11   Security Ownership of Certain Beneficial Owners and Management............................. 32-34

Item 12   Certain Relationships and Related Transactions.............................................    34

Item 13   Exhibits, Lists and Reports on Form 8-K.................................................... 35-36

                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

     Business Development
     --------------------

               Entourage International, Inc. ("Entourage" or "the Company") is a Texas corporation which commenced operations in 1984.

               The Company's most significant operations involve the sale of Biozhem Skin Care Products, formerly Biogime Skin Care, which it distributes through a network of retail stores. The Company enters into marketing and distribution agreements with manufacturers of specific products or product lines and resells those products through company-owned retail stores and licensed or franchised retail stores.

               On December 21, 1995, the Company transferred its 100% common interest in Biogime International, Inc. "Biogime", a wholly owned subsidiary, to certain shareholders of Entourage in exchange for 1,050,000 shares of Entourage common stock. Biogime marketed skin care, health and nutritional products through a network of independent distributors.

               On January 31, 1997, the Company, through a wholly owned subsidiary, BFS Acquisition Corp. "BAC", entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services USA, Inc., a company owned by an Officer/Director of the Company, whereby BFS was merged into BAC. As a result of the merger, BAC acquired all of the assets of BFS amounting to $362,452 and assumed all of the liabilities of BFS amounting to $184,701. The assets included a $175,000 promissory note payable by the Company to BFS which was due on demand. Following the merger, this indebtedness was canceled. The merger consideration consisted of 7,500,000 shares of common stock issued to the shareholders of BFS.



     Business of Issuer
     ------------------

     A.  PRODUCTS

               The company markets Biozhem skin care products.

               Biozhem Skin Care Products:  The Company's primary products are a
               --------------------------
     series of skin care formulations marketed and sold using the name Biozhem. Sales in the Biozhem product line consist primarily of the five-step "Woman's Skin Care System". This five-step process is specially formulated to clean and condition the skin. The formulation consists of all natural ingredients and the Company has eliminated certain ingredients which are known to be damaging to the skin. The Biogime name was used for the fifteen months following the December 21, 1995 transfer of the direct sales division, after which the name "biozhem" was used by Entourage. (See notes to financial statements)

B.   DISTRIBUTION

               At September 30, 1996 Biozhem skin care products are marketed through five Company-owned retail stores and eight franchised and licensed retail stores. Products were also marketed through a network of independent distributors and twelve licensees outside the United States prior to December 21, 1995.

               (1)   Company-owned Retail Stores
                     ---------------------------

               During fiscal 1996, the Company operated six Company-owned retail stores under the name Biogime Skin Care Center. Sales through Company-owned retail stores were 82% and 81% of total sales in the fiscal years ended September 30, 1996 and 1995 respectively. The locations with opening and closing dates (during the current and previous fiscal years) of the Company-owned and operated retail stores as of September 30, 1996 were:

                       Dallas, Texas (March 1991)
                       Phoenix, Arizona (March 1992)
                       San Jose, California (March 1993)
                       Denver, Colorado (March 1993)
                       Tampa, Florida (April 1993)
                       Chicago (Oakbrook), Illinois (September 1993) (Closed
                         September 1996)
                       Baltimore (Lutherville), Maryland (February 1994) (Closed
                         March 1995)
                       Detroit (Birmingham), Michigan (March 1994) (Closed
                         January 1995)
                       Philadelphia (Bryn Mawr), Pennsylvania (May 1994) (Closed
                         February 1995)

               The San Jose store was acquired from a franchisee; other stores were opened by the Company.

               Management evaluated the profitability of all its retail stores and closed unprofitable stores in Baltimore, Detroit and Philadelphia in January, February and March of 1995 and Chicago in September of 1996. These stores had shown losses since their opening, and management had identified them as part of the overall restructuring. The Company will continue to evaluate the profitability and continued operations of the other retail stores.

               Entourage uses 30-minute "Infomercial" television programs in all the areas served by the Company-owned Biozhem retail stores which describe the Biozhem skin care products. Management continues to evaluate the effectiveness of the "Infomercials" as an advertising medium as well as direct mail campaigns.

               (2)  Franchised and Licensed Retail Stores
                    -------------------------------------

               Biogime products have been distributed through eight franchised retail stores under the Biogime Skin Care Center name through September 30, 1996. Their operations were the responsibility of BFS until January 31, 1997, when BFS was acquired by the Company. These retail stores are located in California, Oklahoma, Hawaii and Georgia.


               Entourage and, since May 2, 1994, BFS have filed Franchise Offering Circulars as required by the State of California. BFS has developed an offering circular as required by the Federal Trade Commission for other states.

               Sales to franchised and licensed retail stores (through May 2, 1994) and sales to BFS (from May 2, 1994 through September 30, 1996) were 18%, 19%, and 15% of total sales for the fiscal years ended September 30, 1996, 1995 and 1994 respectively.

               (3)  Direct Sales Through Independent Distributor Network
                    ----------------------------------------------------

               The direct sales division was discontinued in connection with the December 21, 1995 transfer of the Company's interest in Biogime International, Inc. to certain shareholders. Prior to the discontinuance, the direct sales division sold Biogime products to independent distributors for resale to their customers and to persons recruited and trained, as down-line distributors. Direct sales through the independent distributor network amounted to $315,602 and $987,232 for the period from October 1, 1995 to December 21, 1995 and for the fiscal year ended September 30, 1995, respectively.

               (4)  International Export Operations
                   --------------------------------

               International export sales were also discontinued in connection with the transfer of the Company's interest in Biogime International, Inc. to certain shareholders.

               Prior to the discontinuance, the Company had licensees in Sweden, Guatemala, New Zealand, Korea, Norway, Denmark, Malaysia/Singapore, Hong Kong, Spain, El Salvador, Thailand and Mexico. The Company considered international licensee opportunities as long-term and devoted few of its resources to this division.


C.   COMPETITION

               Entourage competes with a large number of companies and product lines in the states in which its products are sold. Many competitive companies are well established and have research, financial and manufacturing capabilities and other resources substantially greater than those of Entourage. Retail competition consists of major cosmetic companies such as Estee Lauder, Clinique and Lancome and national retailers such as Body Shop and Garden Botanica.


               Entourage has developed extensive training materials to acquaint retail store employees with effective sales techniques and the various aspects of the Company's products. In addition, the Company offers fewer products than those of its national competitors, and its retail store employees therefore focus on the sale of fewer types of products or product lines. As a result, the Company believes its retail store employees have a greater knowledge and understanding of the Company's products which permits a more thorough and effective sales presentation from the retail store employee to the customer.

D.   SUPPLIERS

               The Company has an agreement with Arizona Natural Resources, Inc. ("ANR"), whereby Entourage has ANR produce a series of skin care formulations known as Biozhem. Under the agreement with ANR, ANR is committed to supervise the manufacture (including, without limitation, the bottling and packaging) of the multi-step skin care formulations, and to produce and deliver to the Company the full requirements of the Company with respect to those products. Entourage is required to pay ANR an amount per bottle ordered, as stipulated in the agreements, and all shipping and delivery costs. The agreement does not contain provisions which would require the Company to purchase minimum volumes thereunder. This agreement is currently contracted on a month-to-month basis.

               The Company maintains its inventory at a warehouse in San Juan Capistrano, California. Additionally, small amounts of inventory are stocked at the Company-owned retail stores. Inventory is financed through internally-generated funds, its working capital line of credit and credit extended from ANR. The majority of the inventory is sold for cash. Merchandise is shipped directly from the San Juan Capistrano, California warehouse to distributors or retail stores.

               The Company extends a 90-day return policy which permits distributors and retail customers to return merchandise on an initial order in exchange for cash (less a restocking charge) or replacement merchandise.

E. PATENTS, TRADEMARKS AND COPYRIGHTS

               The Company utilizes no patents or copyrights in connection with any of its operations. The Company operates under a trademark registration for "Entourage". The trademarks "Biogime" and "Biogime Skin Care Center" were being used in the United States until March 21, 1997. The service marks, trade name Biogime, the design logo and the three Federal trade-mark registrations relating to Biogime were transferred to Biogime in the December 21, 1995, transfer of the Company's interest in Biogime to certain shareholders. As part of this agreement, a consent agreement was signed by the Company and Biogime allowing the Company to use the Biozhem mark concurrently with Biogime's use of the Biogime marks. The Company seeks to protect its proprietary interests in its products by applying for patents, trademarks and/or copyrights as circumstances warrant.

F. GOVERNMENT REGULATIONS

               (1)  Products
                    --------

               Certain federal agencies regulate, among other things, the purity and packaging of cosmetic products. Similar regulations are in effect in various states. Manufacturers and distributors of cosmetic products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other
     trade practices.   The Company has entered into private cosmetics labeling
     agreements only with non affiliated manufacturers that manufacture products in a manner which complies with such regulations and who have submitted or intend to submit their products periodically to independent laboratories for testing. However, the extent of potentially adverse governmental regulations which might arise from future legislation or administrative action cannot be predicted.

               (2)   Direct-to-Consumer Marketing
                     ----------------------------

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


     G. EMPLOYEES AND CONSULTANTS

               Entourage employs 11 full-time and 7 part-time persons, one of whom is an officer and director of the Company.



ITEM 2.  DESCRIPTION OF PROPERTY

               The Company leases 2,400 square feet of office and warehouse space within a business park setting in San Juan Capistrano, California. The Company also leases retail space for each Company-owned retail center which it operates as a Biozhem Skin Care Center in the various locations. Generally, retail stores are located in small, upscale shopping centers with 700 to 1,000 square feet of space each. The total lease commitments are $100,000, $27,000 and $2,000 in fiscal years 1997, 1998 and 1999 respectively.


ITEM 3.  LEGAL PROCEEDINGS

               The Company was sued on June 14, 1996, by Biogime International, Inc. (the Plaintiff) in the United States District Court for the Southern District of Texas, Houston, Texas, for damages related to alleged breaches of the master transaction agreement and the standstill agreement signed in December 1995. The Plaintiff claimed damages in the amount of at least $100,000 for the Company's alleged failure to make required payments due April 5, 1996, May 5, 1996, and June 6, 1996, under the master transaction agreement and for the Company's failure to pay for legal fees called for in the agreement. The plaintiff also claimed that the Company had violated the standstill agreement by advertising in areas prohibited under the agreement and requested that the Company be enjoined from further breaches of the agreement. Attorney fees and court costs were also claimed in the suit by the Plaintiffs. On November 20, 1996, a release and settlement agreement was signed by the Company and the Plaintiff settling all claims and causes of action that the companies had or in the future could have that were in any way connected with the agreements. As a result of the settlement agreement, the Company paid a one time amount to Biogime International, Inc. of $20,000 and the plaintiff agreed to comply with certain competitive restrictions. The plaintiff also agreed to provide certain documents and signatures called for in the previous agreements. On February 18, 1997, an agreed order of dismissal with prejudice was filed in the District Court Harris County, Texas, 61st Judicial District.

               The Company is subject to certain claims arising in the ordinary course of business. In the opinion of management of the Company, the amounts ultimately payable, if any, as a result of such claims will not have a material adverse effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of the Company's security holders during the fourth quarter of its 1996 fiscal year.




                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

               Historically, the Company's common stock was traded in the over-the-counter market of NASDAQ under the symbol "ENTG". On January 23, 1991, the Company was notified that its stock was delisted from the NASDAQ system because of the limited number of firms making a market for the Entourage stock under the NASDAQ system. Though there is still a limited market in the Company's common stock, there have been sporadic bid prices quoted during fiscal year 1996. The following table sets forth the high and low bid prices of Entourage common stock for the periods shown. Information on December, March and June quarters is not available.

               Quarter Ended            Bid Prices
               -------------            ----------
                                        Low  High

               September 30, 1996       $.02 $.06
               September 30, 1995        .04  .04

               The above quotations reflect inter-dealer prices, without retail mark-up, markdowns or commission, and may not necessarily reflect actual transactions.

               As of June 30, 1997, there were approximately 600 record holders of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         PLAN OF OPERATION

     General
     -------

               In December 1994, the Company acquired from Petrolon (the Seller) certain assets of a product line marketed using the name "Swipe" for $300,000 and received from the Seller, a working capital loan in the amount of $250,000. A convertible note in the principal amount of $550,000 was issued in exchange for the product line and working capital advance. In December 1995, the convertible note and related accrued interest were canceled in exchange for 300 shares of the preferred stock of Biogime International, Inc. held by the Company. An extraordinary gain of $543,000 was recognized on the debt extinguishment.

               On December 21, 1995, the Company entered into an agreement to transfer 100% of the common stock of Biogime International, Inc. (BII), a wholly owned subsidiary that operated as the Company's direct sales division, to certain Entourage shareholders in exchange for 1,050,000 shares of Entourage common stock. Mutual non-competition agreements for a period of five years were executed and an agreement was reached between the parties allowing Entourage to use the secondary mark and logo "Biozhem" in connection with the operation of its business. No gain or loss was recognized on the transfer.

               As a result of the transfer, Entourage's operations consist principally of marketing skin care products through its traditional retail channels which include retail stores. BII, an unrelated entity, markets skin care products and health and nutritional products through independent distributors in the United States and directly markets such products internationally.

               BII's results of operations have been classified as discontinued operations for all periods presented in the accompanying financial statements. Following is summarized financial information for BII for the years ended September 30, 1996 and 1995:

                                       1996          1995

                  Net sales          $315,602     $ 987,232
                  Gross profit       $170,137     $ 436,346
                  Net loss           $(66,374)    $(239,527)

               The Company was sued by BII on June 14, 1996 for damages related to alleged breaches of certain agreements signed on December 21, 1995. A settlement was reached on November 20, 1996 under which the Company paid $20,000 to BII.

               The Company closed one of its retail stores in September 1996. The closure resulted in a charge of $27,000 for the write-off of leasehold improvements and other assets, inventory, settlement of lease commitments, severance payments and related legal fees. Net sales from the store were less than $67,000 and $96,000 in 1996 and 1995, respectively.

               On January 31, 1997, the Company, through a wholly owned subsidiary, entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services USA, Inc. (BFS), a company owned by an Officer/Director of the Company. As a result of the merger, the Company acquired all of the assets of BFS, amounting to $362,452, and assumed all the liabilities of BFS, amounting to $184,701, in exchange for 7,500,000 shares of Entourage common stock.



     LIQUIDITY
     ---------

               The Company has experienced severe liquidity shortages beginning in August 1994. A lack of growth in direct sales, lower than anticipated retail sales and profitability and legal expenses incurred in connection with the BII transfer contributed to the deterioration of the Company's liquidity and capital position. Current liabilities exceed current assets by $539,784 and $449,684 at September 30, 1996 and September 30, 1995,
     respectively. In addition, cash balances declined from $33,405 at September 30, 1995 to $0 at September 30, 1996.

               In connection with the disposal of the discontinued operations, trade payables and debt of approximately $272,000 and $200,000 respectively, were assumed by Biogime (BII).

               Subsequent to the disposal, Biogime Franchise Services (BFS), a related party, loaned the Company approximately $200,000. The loan was subordinate to certain vendor financing, bore interest at 8% per annum and was due on demand. The indebtedness was canceled in connection with the Company's acquisition of BFS in January 1997.

               As of September 1, 1997, the Company obtained a $50,000 operating line of credit. However the Company must still rely on operating cash flow and cash management to sustain its operations. The Company's 1997 operating plan contemplates improved operating results and cash flow. Through September 1, 1997, the Company received approximately $292,500 in additional equity financing. If management cannot achieve its 1997 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.



     OPERATIONS -- 1996 COMPARED TO 1995
     -----------------------------------

               Entourage incurred a loss from continuing operations of $298,044 in 1996 compared to a loss from continuing operations of $478,857 in 1995. The 1996 loss includes legal and consulting expenses of approximately $167,315 related to the disposition of Biogime International, Inc.

               Net sales in 1996 decreased by $368,416 or 24% as compared to 1995 due mainly to the closure of four retail stores in 1995 and 1996 and lower franchise sales. Company owned stores accounted for 82% and 81% of total net sales in 1996 and 1995, respectively. Franchised and licensed stores accounted for 18% and 19% of total net sales in 1996 and 1995, respectively. Although total net sales at Company owned stores decreased by $304,000 in 1996 as compared to 1995, average monthly sales per Company owned store increased from $12,000 in 1995 to $13,000 in 1996.

               Gross profit in 1996 decreased by $286,252 or 23% as compared to the corresponding amount for 1995. Gross profit as a percentage of net sales increased slightly to 83% in 1996 from 82% in 1995. Gross profit as a percentage of net sales at Company owned stores was 86.5% and 86.4% in 1996 and 1995, respectively, and 67.8% and 61.3%, respectively, for sales to franchise stores.

               Selling, general and administrative expenses decreased by $423,755, or 26%, in 1996 as compared to 1995 due primarily to expense reductions implemented after the disposal of Biogime International, Inc.

               Depreciation and amortization decreased in 1996 by $30,102 and $12,772 respectively, as compared to the 1995 amounts. The decreases were due primarily to the disposal of Biogime International, Inc.

               At September 30, 1996, the Company had a federal net operating loss carryforward of approximately $3,400,000. If not used to offset future taxable income, these loss carryforwards will expire between 2002 and 2011. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions in 1996 and 1997 may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforwards unusable.

               Based on numerous factors but not limited to the Company's historical losses, management believes that it cannot demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 1996. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

Item 7: Financial Statements



Report of Independent Auditors......................................      13

Balance Sheets  September 30, 1996 and 1995.........................      14
Statements of Operations  Years ended September 30, 1996 and 1995...      15
Statements of Stockholders' Equity (Deficit) Years ended
September 30, 1996 and 1995.........................................      16
Statements of Cash Flows  Years ended September 30, 1996 and 1995...      17
Notes to Financial Statements.......................................   18-27


                        Report of Independent Auditors

Board of Directors and Stockholders
Entourage International, Inc.

We have audited the accompanying balance sheet of Entourage International, Inc. as of September 30, 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the management of Entourage International, Inc. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entourage International, Inc. at September 30, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 1 to the financial statements, the Company's recurring operating losses and working capital and stockholders' equity deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                               Ernst & Young LLP


Orange County, California
June 23, 1997, except note 12 as to which the date is September 1, 1997

                         Entourage International, Inc.

                                 Balance Sheets


                                                                                    SEPTEMBER 30
                                                                              1996                 1995
                                                                          --------------------------------
ASSETS
Current assets:
   Cash                                                                   $        -           $    33,405
   Trade accounts receivable                                                   11,080                5,039
   Inventory                                                                   51,485              213,971
   Prepaid expenses and other current assets                                    1,256                3,683
                                                                          --------------------------------
Total current assets                                                           63,821              256,098

Property and equipment, net                                                    30,177              109,930

Note receivable                                                                    -                46,964

Intangible assets, net                                                             -               171,261

Other assets                                                                   11,724               24,654
                                                                          --------------------------------
                                                                          $   105,722          $   608,907
                                                                          ================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable and accrued liabilities                               $   325,460          $   505,865
   Notes payable                                                              278,145              110,667
   Current portion of long-term debt                                               -                89,250
                                                                          --------------------------------
Total current liabilities                                                     603,605              705,782

Long-term debt                                                                     -               579,590

Commitments and contingencies

Stockholders' equity (deficit):
   Common stock, $.001 par value:
      Authorized shares - 25,000,000
      Issued and outstanding shares - 3,675,574 and
      5,520,101 at September 30, 1996 and 1995, respectively
                                                                                3,675                5,520
   Additional paid-in capital                                               2,982,110            3,076,689
   Accumulated deficit                                                     (3,483,668)          (3,662,250)
   Treasury stock, at cost; 794,527 shares at September 30, 1995
                                                                                   -               (96,424)
                                                                          --------------------------------
Total stockholders' equity (deficit)                                         (497,883)            (676,465)
                                                                          --------------------------------
                                                                          $   105,722          $   608,907
                                                                          ================================


See accompanying notes.

                         Entourage International, Inc.

                            Statements of Operations


                                                                               YEAR ENDED SEPTEMBER 30
                                                                              1996                 1995
                                                                          --------------------------------

Net sales                                                                 $1,179,262            $1,547,678
Cost of sales                                                                202,825               284,989
                                                                          --------------------------------
Gross profit                                                                 976,437             1,262,689

Expenses:
   Selling, general and administrative                                     1,181,436             1,605,191
   Depreciation                                                               49,615                79,717
   Amortization                                                                7,185                19,957
                                                                          --------------------------------
Total operating expenses                                                   1,238,236             1,704,865
                                                                          --------------------------------

Operating loss                                                              (261,799)             (442,176)

Interest expense                                                              36,245                36,681
                                                                          --------------------------------

Loss from continuing operations before taxes and
extraordinary gain                                                          (298,044)             (478,857)

Income tax expense                                                                 -                     -
                                                                          --------------------------------

Loss from continuing operations before extraordinary gain                   (298,044)             (478,857)

Loss from discontinued operations, net of taxes                              (66,374)             (239,527)
                                                                          --------------------------------

Loss before extraordinary gain                                              (364,418)             (718,384)

Extraordinary gain on debt extinguishment, net of taxes                      543,000                     -
                                                                          --------------------------------
Net income (loss)                                                         $  178,582            $ (718,384)
                                                                          ================================

PER COMMON AND COMMON EQUIVALENT SHARE
Loss from continuing operations before extraordinary gain                 $     (.08)           $     (.09)
                                                                          ================================
Extraordinary gain on debt extinguishment                                 $      .14            $        -
                                                                          ================================
Net income (loss)                                                         $      .05            $     (.14)
                                                                          ================================

See accompanying notes.

                         Entourage International, Inc.

                 Statements of Stockholders' Equity (Deficit)

                    Years ended September 30, 1996 and 1995



                                                                                                                         Total
                                         Common stock          Additional                        Treasury stock       stockholders
                                   -----------------------      paid-in      Accumulated    ----------------------       equity
                                      Shares       Amount       capital       (deficit)       Shares       Amount       (deficit)
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 1994        4,770,101     $ 4,770    $3,032,439     $(2,943,866)     (794,527)   $(96,424)    $  (3,081)
  Issuance of common stock for
    services rendered                  750,000         750        44,250               -             -           -        45,000

  Net loss                                   -           -             -        (718,384)            -           -      (718,384)
                                   -------------------------------------------------------------------------------------------------


Balance at September 30, 1995        5,520,101       5,520     3,076,689      (3,662,250)     (794,527)    (96,424)     (676,465)
   Shares acquired from
     exchanging shareholders
     (Note 2)                                -           -             -               -    (1,050,000)          -             -
   Treasury shares retired          (1,844,527)     (1,845)      (94,579)              -     1,844,527      96,424             -
   Net income                                -           -             -         178,582             -           -       178,582
                                   -------------------------------------------------------------------------------------------------

Balance at September 30, 1996        3,675,574     $ 3,675    $2,982,110     $(3,483,668)            -    $      -     $(497,883)
                                   =================================================================================================



See accompanying notes.

                         Entourage International, Inc.

                           Statements of Cash Flows


                                                                    Year ended September 30
                                                                     1996            1995
                                                                 -----------------------------

Operating activities
Net income (loss)                                                  $ 178,582      $(718,384)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Extraordinary gain on debt extinguishment                       (543,000)             -
    Depreciation and amortization                                     63,813        130,364
    Loss on disposals of property and equipment                            -         81,802
    Loss on settlement of lease obligations                                -         70,000
    Common stock and notes issued in lieu of cash for
      accrued expenses                                                72,269         45,000
    Changes in operating assets and liabilities (net of the
      effects of disposal of discontinued operations):
        Trade accounts receivable                                    (17,572)        86,240
        Inventory                                                    (67,821)       186,970
        Prepaid expenses and other                                    (3,745)        24,795
        Accounts payable and accrued liabilities                     245,663        (92,539)
                                                                 -----------------------------
Net cash used in operating activities                                (71,811)      (185,752)

Investing activities
Purchases of property and equipment                                  (12,210)       (61,687)
Cash of discontinued operations                                     (113,987)             -
                                                                 -----------------------------
Net cash used in investing activities                               (126,197)       (61,687)

Financing activities
Proceeds from borrowing                                              201,123        399,507
Repayment of line of credit                                                -       (200,000)
Repayment of long-term debt                                          (36,520)       (20,000)
                                                                 -----------------------------
Net cash provided by financing activities                            164,603        179,507
                                                                 -----------------------------

Net decrease in cash                                                 (33,405)       (67,932)

Cash at beginning of year                                             33,405        101,337
                                                                 -----------------------------
Cash at end of year                                                $       -      $  33,405
                                                                 =============================

Supplemental disclosure of cash flow information
Cash paid during the year for interest                             $  36,245      $  60,133
                                                                 =============================

Supplemental disclosure of non cash transactions
Issuance of debt for acquisition of assets                         $       -      $ 300,000
                                                                 =============================

See accompanying notes.

1. Summary of Significant Accounting Policies

Description of the Company

Entourage International, Inc. (the Company) markets and distributes consumer products (primarily skin care products) through retail stores which are Company-owned or operated by franchisees in Texas, California, Colorado, Florida, Georgia, Illinois, Nevada, Hawaii and Oklahoma.

Basis of Presentation

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from continuing operations before extraordinary gain on debt extinguishment of $298,044 for 1996 and has a deficiencies in working capital and stockholders' equity of $539,784 and $497,883, respectively, at September 30, 1996.

The Company's continued existence is dependent upon its ability to achieve its 1997 operating plan, which contemplates significantly improved operating results and cash flow and to obtain additional financing. Through September 1, 1997, the Company received $292,500 in additional equity financing. In addition, in January 1997, a note payable in the principal amount of $175,000 was canceled in connection with a purchase business combination and liabilities totaling approximately $63,000 were settled by issuance of common stock (Note 12).

If management cannot achieve the 1997 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

Revenue Recognition and Concentration of Credit Risk

Sales to franchisees are recorded when products are shipped. Sales by Company-owned retail stores are recorded when sold to a retail customer. Provisions are made for estimated returns and allowances at the time of sale.

At September 30, 1996 and 1995, substantially all of the trade accounts receivable were from Biogime Franchise Services, Inc. (BFS) (Notes 6, 8 and 12), an affiliated company. Credit risk is considered by management to be minimal.


Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short-term investments with a maturity at date of purchase of three months or less to be cash equivalents. At September 30, 1996 and 1995, there are no cash equivalents.

                         Entourage International, Inc.

1.   Summary of Significant Accounting Policies (continued)

Inventory

Inventory consists mainly of skin care products which are stated at the lower of cost or market using the first-in, first-out method. The Company purchases a majority of its inventory from one vendor. These items are readily available from other vendors. However, a change in supplier could cause delays in product delivery and possible losses in revenue which could adversely affect operating results.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Fair Value of Financial Instruments

The fair values of cash, trade accounts receivable, accounts payable and notes payable approximate cost due to the short period of time to maturity.

Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $147,206 and $160,506 in 1996 and 1995, respectively.

Income Taxes

The Company provides for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for taxes represents the tax payable or refundable for the period plus or minus the charge during period in deferred assets and liabilities.

                         Entourage International, Inc.

1.   Summary of Significant Accounting Policies (continued)

Per Share Amounts

Per share amounts are computed by dividing the applicable operating statement caption amount by the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares consist primarily of stock options and have been excluded from the computation of weighted average shares because their effect would be antidilutive in each of the respective years. Weighted average shares outstanding amounted to 3,908,588 in 1996 and 5,267,361 in 1995.

Stock Based Compensation

The Company grants to employees stock options for a fixed number of shares with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and, accordingly, recognizes no compensation expense for the stock option grants. However, the Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS No.
123).

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform to 1996 presentation.

2. Acquisitions, Dispositions and Other

In December 1994, the Company acquired from Petrolon (the Seller) certain assets of a product line marketed using the name "Swipe" for $300,000 and received from the seller, a working capital loan in the amount of $250,000. A convertible note in the principal amount of $550,000 was issued in exchange for the product line and working capital advance (Note 7). Entourage also granted the seller warrants to purchase 10,000 shares of common stock for $.10 per share. The warrants were canceled in December 1995.

On December 21, 1995, the Company transferred its 100% common interest in Biogime International, Inc. (Biogime), a wholly owned subsidiary, to certain shareholders of Entourage in exchange for 1,050,000 shares of Entourage common stock. Biogime marketed skin care, health and nutritional products through independent distributors. No gain or loss was recognized on the disposal. Biogime's results of operations have been classified as discontinued operations for all periods presented. Net revenues of the discontinued operations were $315,602 and $987,232, in 1996 and 1995, respectively. Interest expense was allocated to discontinued operations on the basis of pro rata revenues and amounted to approximately $24,000 in 1995.

The Company closed one of its retail stores in September 1996. The closure resulted in a charge of $27,000 for the write-off of leasehold improvements and other assets, inventory, settlements of lease commitments, severance payments and related legal fees. The net sales from this store was less than $67,000 in 1996 and less than $96,000 in 1995.

                         Entourage International, Inc.

3. Property and Equipment

Property and equipment consist of the following:

                                                                                              Estimated useful
                                                                 September 30                       lives
                                                           1996                 1995              (in years)
                                                 -------------------------------------------------------------
  Leasehold improvements                                $ 141,905            $ 199,851                3
  Equipment                                                53,249              183,224                3
  Software                                                 28,188               81,651                5
                                                 -----------------------------------------
                                                          223,342              464,726
  Accumulated depreciation                               (193,165)            (354,796)
                                                        $  30,177            $ 109,930
                                                 =========================================

Property and equipment of $216,804 and related accumulated depreciation of $174,794 was disposed with the discontinued operations (Note 2).

4. Intangible Assets

Intangibles assets consist of the following:

                                                      September 30
                                               1996                  1995
                                        ----------------------------------------
 Goodwill                                   $ 13,785               $188,785
 Covenant not-to-compete                      45,000                 45,000
                                        ----------------------------------------
                                              58,785                233,785

 Accumulated amortization                    (58,785)               (62,524)
                                        ----------------------------------------
                                            $      -               $171,261
                                        ========================================

Goodwill and the covenant not-to-compete were amortized using the straight line method over 10 and 3 years, respectively. Goodwill of $175,000 and related accumulation amortization of $17,501 was disposed with discontinued operations (Note 2).

                         Entourage International, Inc.

5. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following:

                                       September 30
                                 1996               1995
                         --------------------------------------
   Accounts payable             $186,615           $351,311
   Accrued commissions                 -             23,501
   Accrued expenses              123,730            103,813
   Other                          15,115             27,240
                         --------------------------------------
   Total                        $325,460           $505,865
                         ======================================

Accounts payable at September 30, 1996 includes outstanding checks in excess of bank balances of $20,771.

6. Notes Payable

Notes payable consist of the following at September 30, 1996:

   Subordinated note payable to Biogime Franchise Services Inc. (Notes 8 and
    12), interest at 8%, collateralized by the Company's assets and due on
    demand                                                                                 $200,876
   Note payable to vendor, interest payable monthly from April 15 to September
    15, 1996, principal and interest payable monthly from October 15, 1996
    through March 15, 1997, collateralized by the Company's assets                           55,000
   Note payable to vendor                                                                    15,000
   Other                                                                                      7,269
                                                                                     -------------------
                                                                                           $278,145
                                                                                     ===================

Prior to 1996, the Company had a revolving credit agreement with a bank that provided for borrowings of up to $200,000. Borrowings under the agreement, bore interest at the bank's base rate plus 1-1/2%, were collateralized by the Company's accounts receivable and inventory and were personally guaranteed by a former officer of the Company. The line was repaid and terminated in March 1995.

Notes payable at September 30, 1995 represented promissory notes to various lenders of which approximately $90,000 was assumed by Biogime in connection with discontinued operations (Note 2). The remainder was paid in full during 1996.

                         Entourage International, Inc.

7. Long-Term Debt

Long-term debt consisted of the following at September 30, 1995:

   Note payable to vendor in monthly principal installments of $4,000, due
    October 31, 1997, interest at 10%                                                 $118,840
   Convertible note payable to Petrolon (Note 2), due in varying payments through November 30, 1996, interest at 10%, convertible into Entourage common stock at $.47 per share, collateralized by certain assets of the
    Company                                                                            550,000
                                                                                 -------------------
                                                                                       668,840
   Less current portion                                                                 89,250
                                                                                 -------------------
                                                                                      $579,590
                                                                                 ===================

The note payable to vendor was assumed by Biogime in connection with the disposal of discontinued operations. The convertible note payable to Petrolon was canceled in exchange for 300 shares of Biogime preferred stock (Note 2) and resulted in an extraordinary gain on extinguishment of $543,000.

8. Related Party Transactions

The Company contracts with Biogime Franchise Services (BFS) (Notes 6 and 12), a company owned by an officer/director of the Company to provide franchise services. Certain agreements between the Company and BFS provide to BFS a sub-license to use certain marks, software, other copyrighted materials and a franchise information system in order to further develop the franchise program. BFS purchases from the Company all product requirements for the franchise locations, based on an agreed upon pricing schedule. In 1996 and 1995, sales to BFS amounted to $214,000 and $292,000, respectively and trade accounts receivable at September 30, 1996 and 1995 included $8,900 and $22,000 respectively due from BFS. The Company also contracted in 1996 with BFS for certain advertising and promotional services which amounted to $47,331.

In 1995, sales to retail stores owned by a former shareholder/director/officer of the Company amounted to $15,000 and trade accounts receivable at September 30, 1995 includes $19,000 due from such stores. In addition, at September 30, 1995, the Company had a note receivable and accrued interest totaling $30,800 due from the former shareholder/director/officer. In connection with the resignation of the former shareholder/ director/officer, in November 1994, the Company agreed to a continuance of his compensation at the rate of $7,000 per month through September 30, 1995.

                         Entourage International, Inc.

9. Income Taxes

Following is a reconciliation of federal income taxes computed at the statutory rate of 34% to income tax expense as reported.

                                                                          1996                1995
                                                                 ---------------------------------------
   Expected income tax benefit at 34%                                  $(101,300)          $(162,800)
   Net operating loss recognized on extraordinary gain                   184,600
   Net benefit attributable to discontinued operations                    (2,100)            (81,400)
   Change in valuation allowance                                         (81,200)            244,200
                                                                 ---------------------------------------
   Income tax expense                                                  $       -           $       -
                                                                 =======================================

Deferred tax assets consist of the following:

                                                                                 September 30
                                                                           1996                 1995
                                                                 -----------------------------------------
   Net operating loss carryforwards                                    $ 1,160,400          $ 1,207,000
   Depreciation and amortization                                            16,200               46,400
   Covenant not to compete                                                  12,600               11,200
   Accruals                                                                  5,600                5,600
   Other, net                                                                3,600                9,400
                                                                 -----------------------------------------
                                                                         1,198,400            1,279,600
   Less valuation allowance                                             (1,198,400)          (1,279,600)
                                                                 -----------------------------------------
   Net deferred taxes                                                  $         -          $         -
                                                                 =========================================


Based on numerous factors, including but not limited to the Company's historical losses, management believes that it cannot currently demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 1996. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

At September 30, 1996, the Company had a federal net operating loss carryforward of approximately $3,400,000. If not used to offset future income, these loss carryforwards will expire between 2002 and 2011. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions in 1996 and 1997 (Note 12) may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforward unusable.

                         Entourage International, Inc.

10. Stock Option Plans

The Company has a qualified Incentive Stock Option Plan (the Plan) under which it may grant options to purchase up to 105,000 shares of common stock on a discretionary basis to key employees, including officers and directors.

The exercise price of options granted under the ISOP may not be less than 100% of the fair market value of the underlying shares of common stock on the day the option is granted, except that, with respect to options granted to persons owning more than 10% of the common stock of Entourage, the option price must be at least 110% of the fair market value of the common stock on the date of grant. All options must be exercised within ten years of the date of grant, except that, with respect to options granted to persons owning more than 10% of the stock of Entourage, the options must be exercised within five years of the date of grant.

Options to purchase 46,000 shares of common stock for $.20 per share were granted under the Plan in January 1995 and were canceled in November 1996. Options outstanding at September 30, 1996 had a remaining contractual life of approximately eight years. At September 30, 1996, there were no options available for grant under the Plan.

The Company also has a Non-qualified Stock Option Plan (the Non-qualified Plan) under which 50,000 shares of common stock are reserved for issuance to key distributors. Options granted under the Non-qualified Plan are nontransferable and expire if not exercised within ten years of the date of grant. There were no options outstanding under the Non-qualified Plan at September 30, 1996 and 1995. No options were granted, exercised or canceled under the Non-qualified Plan in 1996 and 1995. At September 30, 1996 and 1995, there were 30,000 options available for grant under the Non-qualified Plan.

Under certain arrangements with former directors and officers of the Company certain non plan options to purchase an aggregate of 350,000 shares of common stock at per share exercise prices ranging from $.20 to $.53 (weighted average exercise price per share of $.25) were outstanding at September 30, 1995. These options were canceled in December 1995.

Pro forma disclosures as required by SFAS No. 123 have not been presented because of the immaterial amount of pro forma compensation attributable to stock options granted during the periods presented.

11. Commitments and Contingencies

Lease Obligations

During 1995, the Company leased office and warehouse space in Houston, Texas. The Houston lease was terminated in January 1996 in connection with the discontinued operations (Note 2). During 1996, the Company leased office and warehouse space in San Juan Capistrano, California, and leased retail space in each city in which it has a retail store. Rent expense in 1996 and 1995 was approximately $193,000 and $220,000, respectively, and future commitments are approximately $100,000, $27,000 and $2,000 in 1997, 1998 and 1999, respectively.

                         Entourage International, Inc.

Litigation

The Company was sued on June 14, 1996, by Biogime International, Inc. (Note 2) for damages related to alleged breaches of the master transaction agreement and the standstill agreement signed in December 1995. On November 20, 1996, a settlement was reached and the Company paid Biogime $20,000.

The Company is subject to other claims arising from normal business operations. Management believes that losses arising from these claims, if any, will not have a material adverse effect on the Company's financial position or results of operations.

Employee Benefits

The Company has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including officers. This coverage is provided at no cost to the employee, and the Company partially pays the dependent coverage. The cost of group medical was approximately $30,500 and $42,000 in 1996 and 1995, respectively.

12. Subsequent Events

On January 31, 1997 the Company, through a wholly owned subsidiary BFS Acquisition Corp. (BAC), entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services USA, Inc. (BFS) (Notes 6 and 9) whereby BFS was merged into BAC.

As a result of the merger, BAC acquired all of the assets of BFS amounting to $362,452 and assumed all of the liabilities of BFS amounting to $184,701. The assets included a $175,000 promissory note payable by the Company to BFS which was due on demand. Following the merger, this indebtedness was canceled. The merger consolidation consisted of 7,500,000 shares of common stock issued to the shareholders of BFS.

The value of the merger consideration, as determined by reference to recent trading prices and quotations for the Company's common stock, was approximately $300,000, which represented the business judgment of the Company's Board of Directors as to the fair value of BFS.

The merger will be accounted for as a purchase and, accordingly, the operations of BFS will be included in the consolidated statement of operations beginning February 1, 1997. Goodwill arising from the transaction of approximately $122,000 will be amortized on a straight-line basis over ten years.

                         Entourage International, Inc.

12. Subsequent Events (continued)

Supplemental unaudited pro forma information giving effect to the BFS merger is as follows:

                                                      Year ended
                                                   September 30, 1996
                                              ---------------------------

   Net revenues                                       $1,345,525
   Loss from continuing operations                      (222,048)
   Net income                                            242,525
   Per share amounts:
     Loss from continuing operations                  $     (.02)
     Net income                                       $      .02

On January 30, 1997, the Company issued a total of 2,867,500 shares of common stock as follows: 375,000 shares were issued in lieu of a cash payment for unpaid director fees totaling $15,000 accrued from December 31, 1995 to November 30, 1996; 348,750 shares were issued in lieu of a cash payment to a director, for unpaid financial consulting services totaling $14,000 accrued from April 1995 through November 1996; 1,143,750 shares were issued in lieu of a cash payment to Iamco Financial Corp., a company owned by a director, for unpaid corporate consulting and advisory services totaling $45,750 accrued from April 1995 through November 1996; 1,000,000 shares were awarded an officer/director as a bonus for the accomplishment of specific activities.

On September 1, 1997, the Company obtained a $50,000 line of credit with a bank, which bares an interest rate at prime plus 2-1/2 percent and matures September 1, 1998. The line of credit is secured by the Company's assets and guaranteed by a shareholder.

13. Fourth Quarter Adjustments

Adjustments were made in the fourth quarter of 1996 to accrue expenses totaling $69,000 and to recognize the extraordinary gain on debt extinguishment of $543,000 (Note 7).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    On June 11, 1997, KPMG Peat Marwick, LLP, previously the principal accountant for the Company, was dismissed and on June 16, 1997, Ernst & Young was engaged as principal accountants. The decision to change accountants was approved by the Board of Directors.

    In connection with the audits of the two fiscal years ended September, 30, 1995, and the subsequent interim period through June 11, 1997, there were no disagreements with KPMG Peat Marwick, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

    KPMG Peat Marwick LLP's auditors' report on the financial statements of the Company indicated that there is uncertainty about the Company's ability to continue as a going concern. See the auditors' report on the fiscal year ended September 30, 1995 included herein.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                                Director
             Name               Age   Position   Since
             ----               ---   --------  --------

     John C. Riemann.........    56   Chairman    1991

     Warren L. Hernand.......    60   Director    1995

     Stan R. Wylie...........    54   Director    1995

     Paul A. Reyff Sr........    67   Director    1995

     Alan Goldsberry.........    44   Director    1995

John C. Riemann has been a  director of Entourage since June of 1991, and was
---------------
Executive Vice President of Entourage from October 1991 to May 1994. In December 1995, he was elected Chairman, CEO and President of the Company. Mr. Riemann is President and founder of Biogime Franchise Services, Inc., a company formed in 1994. Mr. Riemann was president of J.C.R. Enterprises which included two Biogime franchise retail locations from 1987 to 1996.

Warren L. Hernand was a director of Entourage from 1991-1993, and has been a
-----------------
director since 1995. He is currently a financial consultant for IAMCO Financial Corporation, a financial services company that he has owned since 1982.

Stan R. Wylie has been a director of Entourage since December 1995. Since March
-------------
1995 he has been a self employed financial consultant. Mr. Wylie was employed from 1992 to 1995 by several related technology companies located in Houston and Dallas areas. Mr. Wylie was Chief Financial Officer of Entourage from 1986 to 1991.

Paul A. Reyff Sr.  has been a director of Entourage since August 1996. Mr. Reyff
-----------------
is a retired Navy captain currently employed by the Office of the Secretary of Defense as a Business and Industry Specialist. He has been Chief Executive Officer of New England Investment Company 1979-1994.

Alan Goldsberry has been a director of Entourage since December 1995. Mr.
---------------
Goldsberry is the founder of Allied Waste Industries, Inc. a NASDAQ listed company. After resigning in 1992, Mr. Goldsberry pursued a variety of business ventures and currently advises executive management teams of fast growth companies. Mr. Goldsberry is president of a recently formed investment company for identifying and acquiring stock in emerging public companies.

Board of Directors Meetings and Compensation
--------------------------------------------

      During the fiscal year ended September 30, 1996, the Board of Directors held five meetings. All Board members attended all meetings held, either in person or by telephone except for one at which Mr. Goldsberry was not present. The Directors also took actions by unanimous consent on 3 occasions.


     The Company paid each of its Directors - directors fees of $3,000 for the fiscal year ending September 30, 1996. In lieu of cash payments, the Directors agreed to an issuance of 75,000 shares of the Company stock valued at $.04 per share.

Nominating Committee - this committee recommends candidates for the Board of
--------------------
Directors and is comprised of Mr. Riemann and Mr. Hernand.

Acquisition Committee  - this committee evaluates acquisition proposals and
----------------------
makes recommendations to the Board of Directors. The Acquisition Committee is comprised of Mr. Riemann, Mr. Hernand and Mr. Wylie.

ITEM 10.  EXECUTIVE COMPENSATION

Cash and Cash Equivalent Compensation

     The following table and notes thereto set forth the aggregate of all cash and cash equivalent compensation paid with respect to each of the two fiscal years ended September 30, 1996 to each of the three most highly compensated officers:

                                                                    ALL OTHER
                     PRINCIPAL                                       COMPEN-
NAME                POSITION(S)            YEAR  SALARY    BONUS    SATION **
----                -----------            ----  ------    -----    ---------
John C. Riemann     President/CEO          1996  $ 74,997  $  0     $ 43,000
                    (since December 1995)


Julie Martin        President/CEO          1996  $ 22,500  $  0     $  0
                    (until December 1995)
                                           1995  $ 90,000  $  0     $  0

W. John Southwell   President/CEO          1995  $ 84,000  $  0     $  0
                    (until November 1994)

** Includes fees to directors accrued but not paid as of September 30, 1996.

On January 30, 1997, CEO John Riemann was awarded 1,000,000 shares of the Company's common stock, valued at $.04 per share, for restructuring accomplishments during the period April 1995 through November 1996.

On February 1, 1995, CEO Julie Martin was awarded 150,000 shares valued at .06 per share. 50,000 shares were vested on February 1, 1995 and 100,000 shares were vested on June 30, 1995. Ms. Martin was awarded an option to acquire an additional 150,000 shares at .20 per share over the next two years. Effective with the December 21, 1995, transfer of the direct sales division and resignation of Ms. Martin, all options were canceled and previously awarded shares were exchanged.

     Compensation Arrangements

     Mr. Riemann's annual salary as Chairman, CEO and President of the Company is $100,000. The Company has no employment agreement with Mr. Riemann.

     Entourage has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including its officers. This coverage is provided at no cost to the employee and Entourage partially pays the dependent coverage.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Principal Shareholders

     The table set forth below contains certain information, as of September 30, 1996, regarding beneficial ownership of the Common Stock by each person who is known by Entourage to own beneficially more than 5% of its Common Stock:

                                  Number of   Number of      Total Number       Percent of
Name and Address                  Shares      Other Shares   of Total Shares    Class
of Beneficial                     Owned of    Owned          Owned              Beneficially
Owner                             Record      Beneficially   Beneficially(a)    Owned
-------------------               ---------   ------------   ---------------    ------------

John C. Riemann                    505,000          0             505,000           13.7%
c/o Entourage International Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

W.O. Menefee                       354,280          0             354,280            9.6%
PO Box 85
Montgomery, TX  77356

Donald L. Shriver                  311,027          0             311,027            8.5%
Rt. 2, Box 50 B
Richmond, TX  77469

W. John Southwell                  300,000          0             300,000            8.2%
(address unknown)


(a) Unless otherwise indicated, all securities listed in this table are owned beneficially and of record by the persons indicated, who possess sole voting and investment powers as to such securities, subject to community property laws where applicable. The data concerning beneficial ownership is based upon information furnished by the persons named above (unless the person has not responded to requests for information) and contained in the Company's records.

          Security Ownership of Management

     The table set forth below contains certain information, as of September 30, 1996, regarding beneficial ownership of equity securities of Entourage by each of the Directors and Executive Officers and by all of the Directors and Executive Officers as a group:

                                                         Number of
                                                         Shares          Approx.
Name of                                    Title         Beneficially    Percent
Beneficial Owner                           of Class      Owned(a)        of Class
----------------------------------------   ----------    -------------   ---------

John C. Riemann, Director/CEO                Common         505,000        13.7%
c/o Entourage International Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Warren L. Hernand, Director                  Common          50,000         1.4%
33 Baypoint Village Dr.
San Rafael, CA  94901

Stan  R. Wylie, Director                     Common          57,281         1.6%
15306 Quiet Creek.
Houston, TX  77095

Paul A.  Reyff Sr., Director                 Common         165,000(b)      4.5%
36 Cove Court
Napa, CA  94559

Alan Goldsberry, Director                    Common          32,550         1.0%
3245 Able Court
Murrietta, GA  30062

Directors, and                               Common         809,831        22.2%
Executive Officers as a Group (5 persons)


(a) Unless otherwise indicated, all securities in the table are owned beneficially and of record by the persons indicated, who possess sole voting and investment powers as to such securities, subject to community property laws where applicable. The data concerning beneficial ownership is based upon information furnished by the persons named above and contained in Entourage's records.


(b)  Includes 85,000 shares held by New England Investment Co., Inc.

     Stock Transactions Involving Management



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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended September 30, 1996, the following were the only transactions or series of transactions with Entourage in which the amount involved exceeded $60,000, and in which any of directors Davis, Riemann, Whitworth, Goodman, Martin, Hernand, Wylie, Reyff, Goldsberry or former director Southwell or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type):

Previous Directors Davis, Whitworth, Goodman and Martin These Directors
-------------------------------------------------------
exchanged all Entourage common stock held by them in the December 21, 1995, asset and liabilities transfer of the direct sales division. After this transaction, these individuals held no common shares or options for common stock.

Mr. Riemann.  The Company contracted with BFS, a company owned by John Riemann,
------------
effective May 2, 1994 to provide all franchise services formerly conducted by the Company through its franchise division. In the fiscal year ended September 30, 1996, the Company sold approximately $214,000 of products to BFS, and has a trade receivable of $8,900 as of September 30, 1996. In December 1995, BFS agreed to provide up to $175,000 in working capital loans to the Company to finance restructuring activities associated with the December 21, 1995, asset and liabilities transfer of the direct sales division. In December 1995, Mr. Riemann was elected Chairman, CEO and President of the Company.

Mr. Reyff    Mr. Reyff, a director, is a shareholder in BFS.
---------

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

          (a) Exhibits. The following documents required by Item 601 of Regulation S-B are filed as exhibits to this report.

          Exhibit
          No.       Description
          -------   -----------

            3.1     Articles of Incorporation of Entourage International, Inc. and amendments thereto (incorporated by reference to
                    Exhibit No. 3.1 to Amendment No l to Registrant's Registration Statement of Form S-18, filed January 16, 1986,
                    File No. 2-99726-FW).

            3.2     Bylaws of Entourage International, Inc. incorporated by reference to Exhibit No. 3.2 of Registrant's
                    Registration Statement on Form S-18, filed August 16, 1985, File No. 2-99726-FW.

            4.1     Specimen Common Stock Certificate of Entourage International, Inc., incorporated by reference to Exhibit
                    No. 4.01 of Registrant's Annual Report on Form 10-K for the year ended September 30, 1989, File No. 1-9206.

            10.1    Amended Qualified Incentive Stock Option Plan for Entourage International, Inc. incorporated by reference to
                    Exhibit No. 10.26 of the registrant's Annual report of Form 10-K for the year ended September 1992, File
                    No. 1-9206.

            10.2    Amended Qualified Stock Option Plan for Entourage International, Inc. incorporated by reference to Exhibit
                    No. 10-26 of the registrant's Annual report of Form 10-K for the year ended 1992, File No. 1-9206.

            10.3    Amended Non-qualified Stock Option Plan for Entourage International, Inc., incorporated by reference to Exhibit
                    No. 10-27 of the Registrant's Annual Report on Form 10-K or the year ended September 1992, File No. 1-9206.

            10.4    License Agreement between Entourage International, Inc. and Biogime Franchise Services (USA), Inc. dated
                    May 2, 1994.

            10.5    Biogime Products Supply and Distribution Agreement between Entourage International, Inc. and Biogime Franchise
                    Services (USA), Inc. dated May 2, 1994.

            10.6    Assignment and Assumption Agreement between Entourage International, Inc. and Biogime Franchise Services (USA),
                    Inc. dated May 2, 1994.

            10.7    Services Agreement between Entourage International, Inc. and Gage Research & Development Institute, Inc. dated
                    July 12, 1994.

            10.8    Settlement and Release Agreement between Entourage International, Inc. and John Southwell dated
                    November 1, 1994.

            10.9    Asset Purchase Agreement between Entourage International, Inc. and Diamond Falcon Corporation dated
                    December 29, 1994.

            10.10   Master Transaction Agreement incorporated by reference to form 8-K filed on January 4, 1996.

            21.1    Subsidiary of Registrant

            23.1    Consent of experts letter from KPMG Peat Marwick  dated November 22, 1995.

            27      Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   ENTOURAGE INTERNATIONAL, INC.

                                   By:  /s/ JOHN C. RIEMANN
                                        -------------------
                                        John C. Riemann, Chief Executive Officer

                                   Date: October 15, 1997
                                         ----------------

By:  /s/ JOHN C. RIEMANN
     -------------------
     John C. Riemann
     Director
     Date: October 15, 1997
           ----------------

By:  /s/ PAUL A. REYFF SR.
     ---------------------
     Paul A. Reyff, Sr.
     Director
     Date: October 15, 1997
           ----------------

By:  /s/ WARREN L. HERNAND
     ---------------------
     Warren L. Hernand
     Director
     Date: October 15, 1997
           ----------------

By:  /s/ ALAN GOLDSBERRY
     -------------------
     Alan Goldsberry
     Director
     Date: October 15, 1997
           ----------------

By:  /s/ STAN W. WYLEY
     -----------------
     Stan W. Wyley
     Director
     Date: October 15, 1997
           ----------------