Form 10QSB
period 1996-12-31
ENTOURAGE INTERNATIONAL INC
filed 1997-10-21
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996


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

32240 Paseo Adelanto
Suite A
San Juan Capistrano, CA                                   92675
-----------------------                                   -----
(Address of Principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code (714) 488-2184
                                               --------------
Securities registered pursuant to section 12(b) of act: None Securities registered pursuant to section 12 (g) of act: None

Common stock $.001 par value.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X                No ___
           -----


     As of February 26, 1997, there were 15,718,074 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                    Index to Condensed Financial Statements
                    ---------------------------------------

                                                               Page
                                                               ----
Condensed Balance Sheets
     December 31, 1996 and September 30, 1996                    3

Condensed Statements of Operations
     For the Three Months Ended December 31, 1996
     and December 31, 1995                                       4

Condensed Statements of Cash Flows
     For the Three Months Ended December 31, 1996
     and December 31, 1995                                       5

Notes to be Condensed Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    7

PART II - OTHER INFORMATION                                      8

                         ENTOURAGE INTERNATIONAL, INC.

                           CONDENSED BALANCE SHEETS

                                    ASSETS

                                                    December 31       September 30
                                                       1996               1996
                                                       ----               ----
Current Assets:
Cash                                              $    19,580        $         0
Trade accounts receivable, net                         15,365             11,080
Inventory                                              48,314             51,485
Other current assets                                    1,378              1,256
                                                  -----------        -----------
Total current assets                              $    84,637        $    63,821

Property and equipment, net                            26,013             30,177
Other assets                                           11,724             11,724
                                                  -----------        -----------
Total Assets                                          122,374            105,722
                                                  ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities          $   316,339        $   325,460
Notes payable - current                               283,798            278,145
                                                  -----------        -----------
Total liabilities                                     600,137            603,605
                                                  ===========        ===========

Stockholders' Equity:
Common stock, $.001 par value.  Authorized
25,000,000 shares; issued and
outstanding 4,300,574 shares at December
1996 and 3,675,574 at September 1996              $     4,300        $     3,675
Additional paid-in capital                          3,006,484          2,982,110
Accumulated deficit                                (3,488,547)        (3,483,668)
                                                  -----------        -----------

Total stockholders' equity                           (477,763)          (497,883)
                                                  -----------        -----------

Total Liabilities and Stockholders' Equity        $   122,374        $   105,722
                                                  ===========        ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.

                      CONDENSED STATEMENTS OF OPERATIONS

                                                                Three         Three
                                                                Months        Months
                                                                Ended         Ended
                                                                December 31   December 31
                                                                1996          1995
                                                                ----          ----
Net sales                                                       $268,700      $254,001
Cost of sales                                                     59,122        20,544
                                                                --------      --------

      Gross margin                                               209,578       233,457
                                                                --------      --------
Expenses:
  Selling and G & A                                              192,681       183,616
  Advertising                                                     18,531           624
  Depreciation and amortization                                    4,165        25,020
                                                                --------      --------
      Total expenses                                             215,377       209,260
                                                                --------      --------

Operating income (loss)                                           (5,799)       24,197

Interest expense                                                     917        (3,383)

Other income (expense)                                             1,835        24,123
                                                                --------      --------

Gain (loss) from continuing operations
before taxes and extraordinary gain                               (4,881)       51,703

Income tax expense                                                     0             0

Gain (loss) from continuing operations
before extraordinary gain                                         (4,881)       51,703

Loss from discontinued operations, net
of taxes                                                               0       (64,464)
                                                                --------      --------
Loss before extraordinary gain                                    (4,881)      (12,761)

Extraordinary gain on debt extinguishment,
net of taxes                                                           0       543,000

Net income (loss)                                                 (4,881)      530,239
                                                                ========      ========

Per common and common equivalent share
Loss from continuing operations before extraordinary gain          (.001)        (.003)
Extraordinary gain on debt extinguishment                            .15

Net income (loss) per common share                                 (.001)          .14
                                                                ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.

                       CONDENSED STATEMENT OF CASH FLOWS

                                      Three         Three
                                      Months        Months
                                      Ended         Ended
                                      December 31   December 31
                                      1996          1995
                                      ----          ----
Net cash provided by (used in)
     operating activities             $(11,073)     $(22,727)

Net cash provided by (used in)
     investing activities                    0        (9,628)

Net cash provided by (used in)
     financing activities               30,653             0
                                      --------      --------

Net increase (decrease) in cash         19,580       (32,355)

Cash at beginning of period                  0        33,405

Cash at end of period                 $ 19,580      $  1,050
                                      ========      ========

                         ENTOURAGE INTERNATIONAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS. The accompanying financial statements have been
----------------------------
prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1996 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principals have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the period ended December 31, 1996, are not necessarily indicative of operating results for the full year.


WORKING CAPITAL LOAN (Biogime Franchise Services).  Effective with the December
--------------------------------------------------
21, 1995 closing of the Spin Off, the company negotiated a working capital loan from Biogime Franchise Services (USA), Inc. ("BFS"). BFS agreed to loan the company up to $175,000 on a demand note secured by the company's assets at an interest rate of eight percent annually. These funds will be used for general corporate needs during the post spin off, restructuring period.

INVENTORY NOTE AGREEMENT.  The company negotiated an inventory note arrangement
-------------------------
with Arizona Natural Resources (ANR), its primary supplier, to provide the company inventory financing during the post spin off restructuring period. The inventory note is in the amount of $55,000 and has an interest rate of 10% per year. No payments were required for a six month period until October 1996. After which, the balance of $55,000 was payable over a six month period ending March 1997.

                         ENTOURAGE INTERNATIONAL, INC.
                    MANAGEMENT DISCUSSIONS AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


     The Company's liquidity shortage showed some improvement but continued to be severe during the quarter ending December 31, 1996. The Company had current liabilities in excess of current assets of $515,500 as of December 31, 1996, compared with current liabilities in excess of current assets of $539,784 as of September 30, 1996.

     Cash increased from $0 as of September 30, 1996 to $19,580 as of December 31, 1996 primarily as a result of $25,000 in additional paid in capital and a temporary note for $11,500 executed by the Company payable to a shareholder.

     The Company has reduced inventory levels from $51,500 to approximately $48,300 during the quarter ended December 31, 1996 primarily as a result of a reduced warehouse inventory level established by the Company.

     Accounts payable and accrued liabilities have been reduced from approximately $325,500 as of September 30, 1996 to $316,500 as of December 31, 1996.


RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1996 COMPARED WITH QUARTER
-----------------------------------------------------------------------------
ENDED DECEMBER 31, 1995.
------------------------

     The net loss for the quarter ended December 31, 1996, was $4,881 ($.001 per share), compared to the net loss of $12,761 ($.003 per share) before an extraordinary gain of $543,000 for debt extinguishment resulting from the Spin Off transaction December 21, 1995 was realized. The extraordinary gain resulted in a profit of $530,239 ( $.15 per share) for the quarter ended December 31, 1995.

     Net sales, for continuing operations, for the quarter ended December 31, 1996 were $268,700 compared with net sales of $254,001 for the quarter ended December 31, 1995. The increase in net sales was primarily due to increased advertising for the period.

     Gross margin was 78% for the quarter ended December 31, 1996 and 92% for the quarter ended December 31, 1995. Inventories were not available at the time of the Spin Off of the direct sales division on December 21, 1995 and grosses were estimated at that time. Actual inventories were taken January 31, 1996 and grosses were adjusted. The average of the two periods is 85% and is more representative of current operations.

     Operating expenses for the quarter ended December 31, 1996 were about $215,000 compared with about $209,000 for the quarter ended December 31, 1995. Overall, the company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1997.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------

               There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 1996.

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

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               (a)  Exhibits
                    --------

                    None.

               (b)  Reports on Form 8-K
                    -------------------

                    Announcement of acquisition of Biogime Franchise Services, Inc. (USA) as of January 31, 1997.

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


                                        ENTOURAGE INTERNATIONAL, INC.
                                        -----------------------------
                                                   (registrant)


Date:  October 10, 1997                      By:  /s/  John C. Riemann
                                                  --------------------
                                             John C. Riemann
                                             Chief Executive Officer
                                             (Responsible Financial Officer)