Form 10QSB
period 1997-03-31
ENTOURAGE INTERNATIONAL INC
filed 1997-10-21
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549

                                 FORM  10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997


                         Commission file number 1-9206
                                                ------

                         ENTOURAGE INTERNATIONAL, INC.
                (Name of Small Business Issuer in its charter)



Texas                                                     76-0118305
-----                                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA                                         92675
-----------------------                                         -----
(Address of Principal executive offices)                        (Zip Code)


Issuer's telephone number, including area code                  (714) 448-2184
                                                                --------------
Securities registered pursuant to section 12(b) of act: None
Securities registered pursuant to section 12(g) of act: None

Common stock $.001 par value.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X           No  ____
          ----

     As of May 31, 1997, there were 20,168,074 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

PART 1 - FINANCIAL INFORMATION


Item 1.        Financial Statements


                    Index to Condensed Financial Statements
                    ---------------------------------------

                                                                 Page
                                                                 ----
Condensed Balance Sheets
     March 31, 1997 and September 30, 1996                       3


Condensed Statements of Operations
     For the Three Months Ended March 31, 1997
     and March 31, 1996                                          4


Condensed Statements of Operations
     For the Six Months Ended March 31, 1997
     and March 31, 1996                                          5

Condensed Statements of  Cash Flows
     For the Six Months Ended March 31, 1997
     and March 31, 1996                                          6


Notes to Condensed Financial Statements                          7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    9-11


PART II - OTHER INFORMATION                                      12

                         ENTOURAGE INTERNATIONAL, INC.
                           CONDENSED BALANCE SHEETS


ASSETS

                                                             March 31    September 30
                                                               1997         1996
                                                               ----         ----
   Current Assets
   Cash                                                    $    18,113    $         0
   Trade accounts receivable, net                               73,638         11,080
   Inventory                                                    61,740         51,485
   Other current assets                                          3,523          1,256
                                                           -----------    -----------
   Total current assets                                        157,014         63,821

   Property and equipment, net                                 284,791         30,177
   Other assets                                                 35,822         11,724
                                                           -----------    -----------
   Total  Assets                                           $   477,627    $   105,722
                                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
   Accounts payable and accrued liabilities                $   219,334    $   325,460
   Notes payable current                                       109,253        278,145
                                                           -----------    -----------
   Total current liabilities                                   328,587        603,605

   Notes payable long-term portion                             130,307
                                                           -----------    -----------
   Total Liabilities                                           458,894        603,605
                                                           ===========    ===========

   Stockholder's Equity
   Common stock, $.001 par value. Authorized 25,000,000
   shares; issued and outstanding 16,468,074 shares at
   March 1997 and 3,675,574 at September 1996.                  16,468          3,675
   Additional paid-in capital                                3,494,016      2,982,110
   Accumulated deficit                                      (3,491,751)    (3,483,668)
                                                           -----------    -----------

   Total stockholders' equity                                   18,733       (497,883)
                                                           -----------    -----------

   Total Liabilities and Stockholders' Equity              $   477,627    $   105,722
                                                           ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                          Three      Three
                                         Months      Months
                                          Ended      Ended
                                        March 31    March 31
                                          1997        1996
                                          ----        ----
Net Sales                               $274,668   $ 334,453
Cost of Sales                             46,238      53,522
                                        --------   ---------

     Gross Margin                        228,430     280,931
                                        --------   ---------

Expenses
Selling and G&A                          228,129     299,113
Advertising                               12,667      66,263
Depreciation and amortization              4,213      16,528
                                        --------   ---------
Total expenses                           245,009     381,904
                                        --------   ---------

Operating income (loss)                  (16,579)   (100,973)

Interest expense                          (9,727)          8

Other income (expense)                     3,659         500
                                        --------   ---------

Net income (loss)                         (3,193)   (100,481)
                                        ========   =========

Net income (loss) per common share      $ (.0001)  $    (.03)
                                        ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                      Six        Six
                                                    Months      Months
                                                     Ended      Ended
                                                     March      March
                                                     1997        1996
                                                     ----        ----
Net Sales                                          $543,368   $ 588,454
Cost of Sales                                       105,360      74,066
                                                   --------   ---------

    Gross margin                                    438,008     514,388
                                                   --------   ---------

Expenses
Selling and G&A                                     420,810     482,729
Advertising                                          31,198      66,887
Depreciation and amortization                         8,378      41,548
                                                   --------   ---------
Total expenses                                      460,386     591,164
                                                   --------   ---------
Operating income (loss)                             (22,378)    (76,776)

Interest expense                                     (8,810)     (3,375)

Other income                                          5,494      24,623
                                                   --------   ---------

Gain (loss) from continuing operations before
taxes and extraordinary gain                         (8,074)    (48,778)

Income tax expense                                        0           0

Gain (loss) from continuing operations before
extraordinary gain                                   (8,074)    (48,778)

Loss from discontinued operations, net of taxes           0     (64,464)
                                                   --------   ---------

Loss before extraordinary gain                       (8,074)   (113,242)

Extraordinary gain on debt extinguishment, net
of taxes                                                        543,000
                                                   --------   ---------

Net income (loss)                                    (8,074)    429,758
                                                   ========   =========

Net income (loss) per common share                 $ (.0001)  $     .12

   The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                          Six        Six
                                                         Months     Months
                                                         Ended      Ended
                                                        March 31   March 31
                                                          1997       1996
                                                          ----       ----
Net cash provided by (used in) operating activities    $(205,010)  $(22,727)

Net cash provided by (used in) investing activities     (262,992)    (9,628)

Net cash provided by (used in) financing activities      486,115          0
                                                       ---------   --------

Net increase (decrease) in cash                           18,113    (32,355)

Cash at beginning of period                                    0     33,405
                                                       ---------   --------


Cash at end of period                                  $  18,113   $  1,050
                                                       =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


INTERIM FINANCIAL STATEMENTS.  The accompanying condensed financial statements
-----------------------------
have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1997 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the periods ended March 31, 1997 are not necessarily indicative of operating results for the full year.

WORKING CAPITAL LOAN  (Biogime Franchise Services).  Effective with the December
-------------------------------------------------
21, 1995 closing, before the Spin Off, the Company arranged a working capital loan from Biogime Franchise Services (USA), Inc. ("BFS"). BFS agreed to loan the Company up to $175,000 on a demand note secured by the Company's assets at an interest rate of eight per cent annually. The note was later canceled as part of the acquisition of Biogime Franchise Services (USA), Inc. ( see description below)

SUPPLIER FINANCING  - INVENTORY NOTE AGREEMENT.  The Company negotiated an
-----------------------------------------------
inventory note agreement with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory note financing during the post spin off restructuring period. The inventory note was in the amount of $55,000 and carried an interest rate of 10% per year. No payments were required for a six month period until October 1966, after which, the balance of $55,000 was paid over a six month period ending March 1997.

ACQUISITION OF BIOGIME FRANCHISE SERVICES (USA), Inc.   The Company entered into
-----------------------------------------------------
an Agreement and Plan of Merger ( the "Merger Agreement") dated January 31, 1997, among Entourage International, Inc., a Texas corporation ( "Registrant" ), BFS Acquisition Corp., a Texas corporation and wholly-owned subsidiary of
Registrant    ("BAC"), Biogime Franchise Services (USA), Inc., a California
corporation ("BFS"), and the shareholders of BFS, BFS was merged into BAC and became a wholly-owned subsidiary of the Registrant.

On the closing date, BAC acquired all of the assets of BFS in the amount of $362,452 and assumed all of the liabilities of BFS in the amount of $184,701. The assets included a $175,000 promissory note executed by the Registrant payable to BFS which was due on demand. Following the acquisition, this indebtedness was canceled. As consideration for the acquisition, the Registrant issued 7,500,000 shares of its common stock to the shareholders of BFS.

                         ENTOURAGE INTERNATIONAL, INC.
                   NOTES TO CONDENSED FINANCIAL  STATEMENTS


The amount of the consideration for the acquisition was determined by recent trading prices and quotations for the Registrant's common stock at the time of the acquisition. An estimated value of $.04 per share was derived, resulting in a total consideration of $300,000 , which represented the business judgment of the Registrant's Board of Directors as to the fair value of BFS. Factors considered by the Board of Directors were the revenue, earnings and cash flow from the activities engaged in by BFS utilizing the assets acquired by the Registrant in this transaction and the relative financial condition, liquidity and operating results of the Registrant.

Certain of the BFS shareholders are affiliated with the Registrant. The President /CEO and a director of the Registrant received 1,637,534 shares of the Registrant's common stock for his stock in BFS in the transaction. Two adult children of the President/CEO received a total aggregate of 2,587,399 shares of the Registrant's common stock for their stock in BFS. A director of the Registrant received 1,250,026 shares for his stock in BFS and his adult son received 1,400,029 shares of the Registrant's common stock for his stock in BFS in the transaction. The President/CEO and the director abstained in the vote by the Registrant's Board of Directors to approve the transaction.

Prior to the acquisition, BFS was engaged in the distribution of Biozhem Skin Care Products through six franchised Biozhem Skin Care Centers and two BFS-owned Biozhem Skin Care Centers. The BFS-owned Biozhem Skin Care Centers are located in Santa Ana and San Diego, California. The franchised stores are located it Tulsa, OK., Oklahoma City, OK., Honolulu, HI., Louisville, KY., Atlanta, GA., and Las Vegas, NV. Following the acquisition, the Registrant controls all retail store distribution through Biozhem Skin Care Centers in the United States.

                         ENTOURAGE INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    The Company continues to suffer from liquidity shortages and less than acceptable sales levels. The Company's restructuring program includes reducing G&A expense levels, refocusing and redirecting management resources towards corporate retail and franchise Biozhem Skin Care Center profitability improvement, and development of an expanded line of skin care products under the brand name "biozhem".

    In addition, during the quarter ended December 31, 1996, the Company executed a temporary note payable to a shareholder in the amount of $11,500 and obtained $25,000 through the sale of the Company's common stock.

    During the second quarter ended March 31, 1997, the Company obtained $56,500 in funds in the form of notes to shareholders, $51,767 in financing as a result of the acquisition of BFS and $85,000 through the sale of the Company's common stock.

    Though the liquidity position is improving, the Company continues to experience severe liquidity shortages as a result of less than acceptable sales levels. The Company had current liabilities in excess of current assets of $301,880 as of March 31, 1997 compared with current liabilities in excess of current assets of $539,784 as of September 30, 1996, and $515,500 as of December 31, 1996.

    Cash decreased from $19,580 as of December 31, 1996 to $18,113 as of March 31, 1997.

    Accounts payable and accrued liabilities decreased from $325,460 as of September 30, 1996 to $219,334 as of March 31, 1997 primarily as a result of satisfying accrued liabilities in the amount of $114,700 with the issuance of the Company's common stock.

     The Company currently has no other credit facilities, and must rely on cash management and profitability during fiscal year 1997 in order to continue. Although management believes the Company will improve its profitability, if management cannot achieve its 1997 operating plan because of sales shortfalls or other unfavorable events and if liquidity shortages continue, the Company may find it necessary to further reduce expenses, seek additional funds from outside the Company, or undertake other actions as may be appropriate.

             RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1997
             ----------------------------------------------------
                  COMPARED WITH QUARTER ENDED MARCH 31, 1996
                  ------------------------------------------

     The net loss for the continuing operations for the quarter ended March 31, 1997 was $3,193 ($.0001 per share), compared with a net loss of $100,481 (.03 per share) for the quarter ended March 31, 1996.

     Net sales for the quarter ended March 31, 1997 were $274,668 compared with net sales of $334,453 for the quarter ended March 31, 1996. The decrease in net sales was primarily due to reduced volumes as a result of decreased advertising expense. Advertising expense in the quarter ended March 31, 1997 were $12,667 compared to $66,263 for the quarter ended March 31, 1996. During the quarters ended March 31, 1997 and 1996 respectively, net sales declined in the retail division by about $64,592 (22%). Sales volume in the franchise division increased about 6% during the quarter ended March 31, 1997 compared with the quarter ended March 31, 1996.

     Gross margin was 83% for the quarter ended March 31, 1997 and 84% for the quarter ended March 31, 1996.

     Operating expenses for the quarter ended March 31, 1997 were about $245,000 compared with about $382,000 for the quarter ended March 31, 1996 primarily as a result of expense reductions made by the Company as part of its ongoing expense reduction program. Overall, the Company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1997.

     The Company decreased its advertising expenditures during the quarters ended March 31, 1997 to about $13,000 from about $66,000 in the quarter ending March 31, 1996. The reduced advertising expenditures are primarily due to the need for a new fresh "infomercial" which incorporates new product lines and the new "biozhem" name.

     Selling, general and administrative expenses decreased by about $71,000 for the quarter ended March 31, 1997 compared with the quarter ended March 31, 1996 even though approximately $44,400 in additional expenses were incurred as a result of the acquisition of two Company owned retail stores during this period. $25,000 was paid and expensed during the quarter ending March 31, 1996 as a result of the obligations to BII due to the Spin Off transaction.

            RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1997
            -------------------------------------------------------
                 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1996
                 ---------------------------------------------


     The net loss for the six month period ended March 31, 1997 was $8,074 ($.0001 per share) compared with a net profit of $429,758 ($.12 per share) for the six month period ended March 31, 1996. The profit of $429,758 for the six months ending March 31, 1996 included losses from continuing operations of $48,778, losses from non continuing operations of $64,464 and an extraordinary gain of $543,000 for debt extinguishment resulting from the Spin Off transaction December 21, 1995. During this comparative period, the Company reduced its selling, general and administrative expenses by $130,778.

     Net sales for continuing operations for the six month period ended March 31, 1997 were $543,368 compared with net sales of $588,454 for the period ended March 31, 1996. The decrease in net sales was primarily due to reduced volumes and as a result of reduced advertising expenditures. The Company had advertising expense of the six months ended March 31, 1997 of about $31,000 and $67,000 for the six months ended March 31, 1996. Net sales in the franchise division increased by $13,157 and in the retail division, the net sales decrease was $45,086 for the six months ended March 31, 1997 respectively. $38,356 of the decrease was due to the Chicago Oakbrook retail location which was closed in August of 1996.

     Gross margin was 81% for the six month period ended March 31, 1997 and 86% for the six month period ended March 31, 1996. The decreased gross margin percentage was due primarily from retail discounts at the point of sale in an effort to increase overall sales volumes.

     Operating expenses for the six months ended March 31, 1997 were about $460,400 compared with about $591,000 for the six months ended March 31, 1996. Operating expenses in the retail division decreased about $37,500 in the six month period ended March 31, 1997 compared with the same six month period ended March 31, 1996 due to decreased advertising and overhead.

     The Company reduced its advertising expenditures during the six months ended March 31, 1997 compared with the six months ended March 31, 1996 from about $66,000 to about $31,000 primarily as a result of refocusing its advertising costs and the need for a new "infomercial". Advertising as a percentage of net sales is 6% for the six months ended March 31, 1997 compared to 11% for the six months ended March 31, 1996.

     Selling, general and administrative expenses decreased by about $62,000 for the six month period ended March 31, 1997 compared with the six months ended March 31, 1996 even though approximately $44,400 in additional expenses were incurred as a result of the acquisition of two Company owned retail stores. $75,000 was paid and expensed during the six months ended March 31, 1996 as a result of obligations to BII due to the Spin Off Transaction.

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

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits
               --------

               None.

          b)   Reports on Form 8-K
               -------------------

               Announcement of acquisition of Biogime Franchise Services (USA), Inc. as of January 31, 1997

          c)   Reports on Form 8-K/A
               ---------------------

               Item 7. Financial Statements, Pro Forma Financial Information for the acquisition of Biogime Franchise Services (USA), Inc. filed April 16, 1997

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



                                        ENTOURAGE INTERNATIONAL, INC.
                                        -----------------------------
                                        (registrant)



Date:  October 10, 1997                 By:   /s/  John C. Riemann
                                           -----------------------

                                        John C. Riemann
                                        Chief Executive Officer
                                        (Responsible Financial Officer)