Form 10QSB
period 1997-06-30
ENTOURAGE INTERNATIONAL INC
filed 1997-10-21
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.

                                 Form 10 - QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                        Commission file number 1 - 9206
                                               --------

                         ENTOURGE INTERNATIONAL, INC.
                (name of Small Business Issuer in its charter)

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

     Yes  X                  No ___
         --

     As of September 30, 1997, there were 22,893,074 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

                        PART 1 - FINANCIAL INFORMATION


Item 1.        Financial Statements

                    Index to Condensed Financial Statements
                    ---------------------------------------

                                                                 Page
                                                                 ----
Condensed Balance Sheets
     June 30, 1997 and September 30, 1996                        3

Condensed Statements of Operation
     For the Three Months Ended and the Nine
     Months Ended June 30, 1997
     and June 30, 1996                                           4 - 5

Condensed Statements of Cash Flows
     For the Nine Months Ended June 30, 1997
     and June 30, 1996                                           6

Notes to Condensed Financial Statements                          7 - 8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         9 - 11

                         ENTOURAGE INTERNATIONAL, INC.
                           CONDENSED BALANCE SHEETS


ASSETS
                                                          June 30       Sept 30
                                                            1997          1996
                                                            ----          ----
Cash                                                    $     9,982   $    0
Trade accounts receivable, net                              129,195        11,080
Inventory                                                    85,099        51,485
Other current assets                                          8,294         1,256
                                                        -----------   -----------
Total current assets                                        232,570        63,821

Property and equipment, net                                 280,755        30,177
Other assets                                                 38,645        11,724
                                                        -----------   -----------
Total Assets                                                551,970       105,722
                                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities                    142,628       325,460
Notes payable - current                                      59,096       278,145
                                                        -----------   -----------
Total current liabilities                                   201,724       603,605

Notes payable - long term portion                           126,146       0
                                                        -----------   -----------
Total liabilities                                           327,870       603,605
                                                        ===========   ===========

Stockholders' Equity
Common Stock, $.001 par value. Authorized 25,000,000
shares; issued and outstanding 20,468,074 shares at
June 1997 and 3,675,574 at September 1996                    20,468         3,675

Additional paid-in capital                                3,682,516     2,982,110
Accumulated deficit                                      (3,478,884)   (3,483,668)
                                                        -----------   -----------

Total stockholders' equity                                  224,100      (497,883)
                                                        -----------   -----------

Total Liabilities and Stockholders' Equity                  551,970       105,722
                                                        ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                          Three      Three
                                         Months     Months
                                          Ended      Ended
                                         June 30    June 30
                                          1997       1996
                                          ----       ----
Net Sales                               $311,811   $322,969
Cost of Sales                             53,445     65,548
                                        --------   --------

     Gross Margin                        258,366    257,421
                                        --------   --------

Expenses
Selling and G&A                          246,329    208,972
Advertising                              (10,579)    55,426
Depreciation and amortization              8,663      7,096
                                        --------   --------
Total expenses                           244,413    271,494

Operating income (loss)                   13,953    (14,073)

Interest expense                           2,434      1,021

Other income (expense)                     1,463      2,248
                                        --------   --------

Net income (loss)                         12,982    (12,846)
                                        ========   ========

Net income (loss) per common share         $.002     $(.003)
                                        ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF OPERATIONS

                                                              Nine        Nine
                                                             Months      Months
                                                              Ended      Ended
                                                             June 30    June 30
                                                              1997        1996
                                                              ----        ----
Net Sales                                                   $855,179   $ 911,423
Cost of Sales                                                158,805     139,614
                                                            --------   ---------

    Gross margin                                             696,374     771,809
                                                            --------   ---------

Expenses
Selling and  G&A                                             667,139     691,701
Advertising                                                   20,619     122,313
Depreciation and amortization                                 17,168      48,644
                                                            --------   ---------
Total expenses                                               704,926     862,658
                                                            --------   ---------
Operating income (loss)                                       (8,552)    (90,849)

Interest expense                                              (6,376)     (2,354)

Other income                                                   6,957      26,871
                                                            --------   ---------

Gain (loss) from continuing operations before
taxes and extraordinary gain                                   4,781     (61,624)

Income tax expense                                                 0           0

Gain (loss) from continuing operations before
extraordinary gain                                             4,781     (61,624)

Loss from discontinued operations, net of taxes                    0     (64,464)
                                                            --------   ---------

Loss before extraordinary gain                                 4,781    (126,088)

Extraordinary gain on debt extinguishment, net
of taxes                                                    _______      543,000
                                                                       ---------

Net income (loss)                                           $  4,781   $ 416,912
                                                            ========   =========

Net income (loss) per common share                             $.001        $.11

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                         Nine         Nine
                                                        Months       Months
                                                         Ended        Ended
                                                        June 30      June 30
                                                         1997         1996
                                                         ----         ----
Net cash provided by (used in) operating
     activities                                        $(205,010)   $(201,814)

Net cash provided by (used in) investing
     activities                                         (262,992)      (2,233)

Net cash provided by (used in) financing
     activities                                          486,115      211,904
                                                       ---------    ---------



Net increase (decrease) in cash                           18,113        7,859

Cash at beginning of period                                    0       33,405
                                                       ---------    ---------

Cash at end of period                                     18,113       41,262
                                                       =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

INTERIM FINANCIAL STATEMENTS.  The accompanying condensed financial statements
-----------------------------
have been prepared in accordance with instructions to quarterly reports on form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1997 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for periods ended June 30, 1997 are not necessarily indicative of operating results for the full year.

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

                         ENTOURAGE INTERNATIONAL INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS



WORKING CAPITAL LOAN  (Biogime Franchise Services).  Effective with the December
-------------------------------------------------
21, 1995 closing, before the Spin Off, the Company arranged a working capital loan from Biogime Franchise Services (USA), Inc. ("BFS"). BFS agreed to loan the Company up to $175,000 on a demand note secured by the Company's assets at an interest rate of eight per cent annually. The note was later canceled as part of the acquisition of Biogime Franchise Services (USA), Inc. ( see description above)


SUPPLIER FINANCING  - INVENTORY NOTE AGREEMENT.  The Company negotiated an
-----------------------------------------------
inventory note agreement with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory note financing during the post spin off restructuring period. The inventory note was in the amount of $55,000 and carried an interest rate of 10% per year. No payments were required for a six month period until October 1966, after which, the balance of $55,000 was paid over a six month period ending March 1997.


RECLASSIFICATION.  Certain amounts in the 1996 condensed financial statements
-----------------
have been reclassified to conform with the 1997 presentation.

                         ENTOURAGE INTERNATIONAL, INC.
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTRUCTURING, LIQUIDITY, CAPITAL  RESOURCES
--------------------------------------------

     The restructuring begun by the Company in December 1995 has had a positive effect, but the Company continues to suffer from liquidity shortages and less than acceptable sales levels. The restructuring program includes reducing G&A expense levels, refocusing and redirecting management resources toward corporate retail and franchise Biozhem Skin Care center profitability improvement, and development of an expanded line of skin care products under the brand name Biozhem. In addition , a new women's color product line was introduced in April 1997 under the name of Colour Concepts which has opened a new area of potential sales.


     However in spite of the restructuring, the Company continues to experience liquidity shortages as a result of less than acceptable sales levels. The Company had current assets in excess of current liabilities of $30,846 as of June 30, 1997 compared with current liabilities in excess of current assets of $539,784 as of September 30, 1996 and $301,880 as of March 31, 1997. The net profit of $4,908 for the nine months ended June 30, 1997 increased the working capital position as of June 30, 1997.

     Cash decreased from $18,113 as of March 31, 1997 to $9,982 as of June 30, 1997

     Accounts payable and accrued liabilities decreased from $325,460 as of September 30, 1996 to $142,628 as of June 30, 1997 primarily as a result of satisfying accrued liabilities in the amount of $124,500 with the issuance of the Company's common stock. In addition, final reconciliation of 1995 accounts payable resulted in adjustments of $34,096 in reduced expenses. Accrued interest for the BFS note in the amount of $12,000 was also forgiven and canceled.

     The Company, as of September 1, 1997, acquired a $50,000 operating line of credit. However, the Company must rely on cash management and profitability during fiscal year 1997 in order to continue. Although management believes the Company will improve its profitability, if management can not achieve its 1997 operating plan because of sales shortfalls or other unfavorable events and if liquidity shortages continue, the Company may find it necessary to further reduce expenses, seek additional funds from outside the Company, or undertake other actions as may be appropriate.

              RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1997
              ---------------------------------------------------
                   COMPARED WITH QUARTER ENDED JUNE 30, 1996
                   -----------------------------------------

     The net profit for the continuing operations for the quarter ended June 30, 1997 was $12,982 ($.002 per share), compared with a net loss of $12,846 ($.003 per share) for the quarter ended June 30, 1996. The net profit resulted from expense adjustments after final reconciliation of the 1995 accounts payable in the amount of $34,096. In addition, accrued interest for on the BFS note was forgiven and canceled in the amount of $12,000.

     Net sales for the continuing operations for the quarter ended June 30, 1997 were $311,811 compared with net sales of $322,969 for the quarter ended June 30, 1996. The decrease in net sales was primarily because of reduced volumes as a result of reduced advertising expenditures, the need for a new "infomercial" and reduced sales at the franchise division. One franchise location closed in May 1997 and two more were acquired by the Company in the BFS acquisition transaction and are now part of the Company's retail division. During the quarters ended June 30, 1997 and 1996 respectively, net sales increased in the retail division by about $10,000 (4%). The sales increase was due to the addition of the San Diego and Laguna Hills retail locations acquired in the BFS
acquisition   transaction January 31, 1997 and reflects the closure of the
Chicago Oakbrook retail location, which closed as of August 30, 1996. Sales volume in the franchise division declined by about $21,000 or 32% during the quarter ended June 30, 1997 compared with the quarter ended June 30, 1996 due to the closure of one franchise location and the acquisition of the two franchise locations by the Company's retail division.

     Gross margin was 83% for the quarter ended June 30, 1997 and 80% for the quarter ended June 30, 1996. The increased gross margin percentage resulted primarily from the increase mix of retail sales versus franchise sales.

     Operating expenses for the quarter ended June 30, 1997 were about $244,500 compared with about $271,500 for the quarter ended June 30, 1996 primarily as a result of the final reconciliation of 1995 accounts payable and resulting expense adjustments in the amount of $34,096. Overall, the Company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1997.

     The Company decreased its advertising expenditures during the quarter ended June 30, 1997 to about $7,000 from about $55,500 in the quarter ending June 30, 1996, and about $12,700 in the quarter ended March 31, 1997. The advertising expense in the financial section (see page 4) shows a credit for the quarter ended June 30, 1997 in the amount of $10,579. Final reconciliation of the 1995 accounts payable resulted in a credit adjustment to advertising expense in the amount of $17,620. The Company has focused its advertising on special mailings to the Company's existing customer base on a monthly basis. A new "infomercial" is under production and should be ready for the new Fall promotions.

     Selling, general and administrative expenses showed a net increase of about $37,000 for the quarter ended June 30, 1997 compared with the quarter ended June 30, 1996 primarily as a result of reduced expenses in existing operations of about $33,500 and the addition of two retail locations which had approximately $70,500 in new expenses.

            RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1997
            -------------------------------------------------------
                 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1996
                 ---------------------------------------------

     The net profit for the continuing operations for the nine month period ended June 30, 1997 was $4,781 ($.001 per share) compared with a net profit of $416,912 ($.11 per share) for the nine month period ended June 30, 1996. The net profit resulted from a final reconciliation of 1995 accounts payable and a resulting expense adjustment of $34,096 and the cancellation of the accrued interest on the BFS note payable in the amount of $12,000. The net loss for the continuing operations prior to these adjustments for the nine months ended June 30,1997 was $41,315. The Tampa retail location represented about $13,500 of this loss and was subsequently closed in August 1997. The net profit of $416,912 from the nine months ended June 30, 1996 was made up of a loss of $61,624 on continuing operations, a loss of $64,464 from discontinued operations and an extraordinary gain on debt extinguishment of debt of $543,000.

     Net sales for the nine month period ended June 30, 1997 were $855,179 compared with net sales of $911,423 for the period ended June 30, 1996. The decrease in net sales was generally because of reduced volumes and as a result of reduced advertising expenditures, the need for a new "infomercial", the closure of the Chicago Oakbrook retail location in August 1996 and reduced sales at the franchise division level. Net sales in the franchise division declined by about $8,000 and net sales in the retail division declined by about $48,000 with Chicago representing approximately $38,500 of the decline.

     Gross margin was 81% for the nine month period ended June 30, 1997 and 85% for the nine month period ended June 30, 1996. The decreased gross margin percentage resulted primarily from offering addition discounts at the retail level in order to increase sales earlier in the year. The gross margin in the quarter ended June 30, 1997 was 83%.

     Operating expenses for the nine months ended June 30, 1997 were about $704,800 compared with about $862,700 for the nine months ended June 30, 1996 generally due to reduced advertising expenditures.

     The Company reduced its advertising expenditures during the nine months ended June 30, 1997 compared with the nine months ended June 30, 1996 from about $122,500 to about $21,000, primarily as a result of refocusing its advertising costs from the "infomercial" format to direct mailings. Advertising as a percentage of net sales was 3% for the nine months ended June 30, 1997 compared to 13% for the six months ended June 30, 1996.

     Selling, general and administrative expenses showed a net decrease of about $25,000 for the nine month period ended June 30, 1997 compared to the nine months ended June 30, 1996. $75,000 was paid and expensed during the six months ended March 31, 1996 as a result of the obligations to BII due to the Spin Off transaction and the Chicago Oakbrook retail store, which was closed in August of 1996, had approximately $85,000 in expenses for the nine months ended June 30, 1996. Existing operations showed a decrease in expenses of approximately $45,000. Approximately $115,000 in new expenses were added during the five months ended June 30, 1997 as a result of the acquisition of two new Company owned retail stores as part of the BFS acquisition transaction January 31. 1997.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings
               -----------------

               There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 1996

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

               a)  Exhibits
                      None

               b)  Reports on Form 8-K

                      Announcement of acquisition of Biogime Franchise Services
                      (USA), Inc. as of January 31, 1997

               c)  Reports on  Form 8-K/A

                      Item 7. Financial Statements, Pro Forma Financial Information for the acquisition of Biogime Franchise Services (USA), Inc. filed April 16, 1997

SIGANTURES
----------


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



                                             ENTOURAGE INTERNATIONAL, INC.
                                             -----------------------------
                                                   (registrant)


Date: October 10, 1997                       By:    /s/ John C. Riemann
                                                    -------------------

                                             John C. Riemann
                                             Chief Executive Officer
                                             (Responsible Financial Officer)