Form 10KSB40
period 1997-09-30
ENTOURAGE INTERNATIONAL INC
filed 1998-04-27
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE  COMMISSION
                             Washington, D.C. 20549

                                  FORM  10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1997


                         Commission file number 1-9206
                                                ------

                         ENTOURAGE INTERNATIONAL, INC.
                (Name of Small Business Issuer  in its Charter)

Texas                                        76-0118305
-----                                        ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


32240 Paseo Adelanto Ste A
--------------------------
San  Juan Capistrano CA                                          92675
-----------------------                                          -----
(Address of principal executive offices)                         (Zip code)

Issuer's  telephone number, including area code (714) 488-2184
                                                --------------
Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock. $.001 par value
-----------------------------

(Title of Class)
----------------

     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X          No
         ---            ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,157,196.

     As of September 30, 1997, the aggregate market value of the issuer's common stock, $.001 par value, held by nonaffiliates of the issuer, is $1,831,446 computed based upon bid and ask quotes averaging $.08 per share. No active trading market exists.

                               TABLE OF CONTENTS


PART I

Item 1   Description of Business....................................................   3-7

Item 2   Description of Property....................................................     7

Item 3   Legal Proceedings..........................................................   7-8

Item 4   Submission of Matters to a Vote of Security Holders........................     8


PART II

Item 5   Market for Common Equity and Related Stockholder Matters...................     8

Item 6   Management's Discussion  and Analysis of Plan of Operations................  9-12

Item 7   Financial Statements....................................................... 13-29

Item 8   Changes In and Disagreements With Accountants
         on Accounting and Financial  Disclosure....................................    30


PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance
         with Section 16 (a) of the Exchange Act.................................... 31-32

Item 10  Executive Compensation.....................................................    33

Item 11  Security Ownership of Certain Beneficial Owners and Management............. 34-35

Item 12  Certain Relationships and Related Transactions.............................    36

Item 13  Exhibits, Lists and Reports on Form 8-K.................................... 37-38


                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

     Business  Development
     ---------------------

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

            On January 31, 1997, the Company, through a wholly owned subsidiary, BFS Acquisition Corp. "BAC", entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services USA, Inc. (BFS), a company owned by an Officer/Director of the Company, whereby BFS was merged into BAC. As a result of the merger, BAC acquired all of the assets of BFS amounting to $273,895 and assumed all of the liabilities of BFS amounting to $184,700. The assets included a $175,000 promissory note payable by the Company to BFS which was due on demand. Following the merger, this indebtedness was canceled. The merger consideration consisted of 7,500,000 shares of common stock issued to the shareholders of BFS valued at $300,000. In connection with the acquisition, the Company recorded $210,805 in goodwill.

         On July 1, 1997, the Company acquired the assets of two retail stores from a franchisee for consideration of $107,155, consisting of a promissory note in the amount of $49,095, forgiveness of liabilities due to the Company of $55,060 and assumption of liabilities in the amount of $3,000. The note bears interest at of 8% per annum with principal and interest payments due from July 15, 1997 through July 15, 2000.

               On December 5, 1997, the Company entered into a Settlement Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 85,000 shares of the Company's common stock for $.08 per share.



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

               At September 30, 1997 Biozhem skin care products are marketed through seven Company-owned retail stores and three franchised and licensed retail stores. Products were also marketed through a network of independent distributors and twelve licensees outside the United States prior to December 21, 1995.

(1)   Company -owned Retail Stores
      ----------------------------

               During fiscal 1997, the Company operated seven Company-owned retail stores under the name Biogime Skin Care Center. Sales through Company-owned retail stores were 86% and 82% of total sales in the fiscal years ended September 30, 1997 and 1996 respectively. The locations with opening and closing dates (during the current and previous fiscal years) of the Company-owned and operated retail stores as of September 30, 1996 were:

         Dallas, Texas (March 1991)
         Phoenix, Arizona (March 1992)
         Denver, Colorado (March 1993)
         Santa Ana, California (February 1997)
         San Diego, California (February 1997)
         Tulsa, Oklahoma (July 1997)
         Oklahoma City, Oklahoma (July 1997)
         San Jose, California (March 1993) (Closed September 1997)
         Tampa, Florida (April 1993) (Closed September 1997)
         Chicago (Oakbrook), Illinois (September 1993) (Closed September 1996)

               The San Jose, Santa Ana, San Diego, Tulsa and Oklahoma City stores were acquired from franchisees; the other stores were opened by the Company.

               Management evaluated the profitability of all its retail stores and closed the unprofitable stores in Chicago in September of 1996 and Tampa in September of 1997. These stores had shown losses since its opening. The Company will continue to evaluate the profitability and continued operations of the other retail stores. The San Jose store was closed at the end of its lease and is being relocated to a large regional mall.


(2)  Franchised and Licensed Retail Stores
     -------------------------------------

               Biozhem products have been distributed through three and eight franchised and licensed retail stores under the Biozhem Skin Care Center name through September 30, 1997 and 1996, respectively. Their operations were the responsibility of BFS until January 31, 1997, when BFS was acquired by the Company. These retail stores are located in Kentucky, Nevada and Hawaii. During

1997 the Company acquired the Santa Ana and San Diego franchises from BFS as well as purchasing the Tulsa and Oklahoma City franchises from Hogan, Inc. The Atlanta franchise closed April 1997.

          Sales to franchised and licensed retail stores and or sales to BFS through January 31, 1997 were 14% and 18% of total sales for the fiscal years ended September 30, 1997 and 1996, respectively.

(3)  Direct Sales Through Independent Distributor Network
     ----------------------------------------------------

          The direct sales division was discontinued in connection with the December 21, 1995 transfer of the Company's interest in Biogime International, Inc. to certain shareholders. Prior to the discontinuance, the direct sales division sold Biogime products to independent distributors for resale to their customers and to persons recruited and trained, as down-line distributors. Direct sales through the independent distributor network amounted to $315,602 for the period from October 1, 1995 to December 21, 1995.

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

D.   SUPPLIERS

       The Company has an agreement with Arizona Natural Resources, Inc. ("ANR"), whereby ANR produces for Entourage a series of skin care formulations known as Biozhem. By agreement, ANR is committed to supervise the manufacture (including, without limitation, the bottling and packaging) of the multi-step skin care formulations and other related skin care products, and to produce and deliver to the Company the full requirements of the Company with respect to those products. Entourage is required to pay ANR an amount per bottle ordered, as stipulated in the agreements, and all shipping and delivery costs. The agreement does not contain provisions which would require the Company to purchase minimum volumes thereunder. This agreement is currently contracted on a month-to-month basis.

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

E.   PATENTS, TRADEMARKS AND COPYRIGHTS

       The Company utilizes no patents or copyrights in connection with any of its operations. The Company operates under a trademark registration for "Entourage". The trademarks "Biogime" and "Biogime Skin Care Center" were being used in the United States until March 21, 1997. The service marks, trade name Biogime, the design logo and the three Federal trade-mark registrations relating to Biogime were transferred to Biogime in the December 21, 1995, transfer of the Company's interest in Biogime to certain shareholders. As part of this agreement, a consent agreement was signed by the Company and Biogime allowing the Company to use the Biozhem mark concurrently with Biogime's use of the Biogime marks. A service mark application was filed on May 27, 1997 for Biozhem's "Advanced Skin Care Solutions". Trade name and trade mark applications were also filed on May 27, 1997, for Biozhem, Biozhem Skin Basics, Biozhem Body Basics and Colour Concepts by Biozhem. The Company seeks to protect its proprietary interests in its products by applying for patents, trademarks and/or copyrights as circumstances warrant.

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

G.   EMPLOYEES AND CONSULTANTS

               Entourage employs 11 full-time and 13 part-time persons, one of whom is an officer and director of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

               The Company leases 2,400 square feet of office and warehouse space within a business park setting in San Juan Capistrano, California. The Company also leases retail space for each Company-owned retail center which it operates as a Biozhem Skin Care Center in the various locations. Generally, retail stores are located in small, upscale shopping centers with 700 to 1,000 square feet of space each. The total lease commitments are $205,000, $154,000, $130,000, $85,000 and $28,000 in fiscal years 1998,
     1999, 2000, 2001 and 2002, respectively.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               No matters were submitted to a vote of the Company's security holders during the fourth quarter of its 1997 fiscal year.



                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

               Historically, the Company's common stock was traded in the over-the-counter market of NASDAQ under the symbol "ENTG". On January 23, 1991, the Company was notified that its stock was delisted from the NASDAQ system because of the limited number of firms making a market for the Entourage stock under the NASDAQ system. Though there is still a limited market in the Company's common stock, there have been sporadic bid prices quoted during fiscal year 1997. The following table sets forth the high and low bid prices of Entourage common stock for the periods shown. Information on December, March and June quarters is not available.

            QUARTER ENDED                                  BID PRICES
            -------------                                  ----------
                                                           LOW   HIGH

          September 30, 1997                               $.08  $.18
          September 30, 1996                                .02   .06


               The above quotations reflect inter-dealer prices, without retail mark-up, markdowns or commission, and may not necessarily reflect actual transactions.

               As of September 30, 1997, there were approximately 600 record holders of the Company's common stock.

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

ITEM 6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF
         PLAN OF OPERATION

     SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following:
     (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations by existing competitors in the Company's markets and other operations in the retail climate could adversely affect the Company's plans and results of operations; and (iv) other risks and uncertainties indicated from time to time in the Company's filings with the Securities and Exchange Commission.

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

            BII's results of operations have been classified as discontinued operations for the year ended September 30, 1996 presented in the accompanying financial statements. Following is summarized financial information for BII for the year ended September 30, 1996.

                                    1996

                  Net sales         $ 315,602
                  Gross profit      $ 170,137
                  Net loss          $ (66,374)

              The Company was sued by BII on June 14, 1996 for damages related to alleged breaches of certain agreements signed on December 21, 1995. A settlement was reached on November 20, 1996 under which the Company paid $20,000 to BII.

           The Company closed one of its stores in September 1996. The closure resulted in a charge of $27,000 for the write-off of leasehold improvements and other assets, inventory, settlement of lease commitments, severance payments and related legal fees. Net sales from the store were less than $67,000 in 1996.

              The Company closed two of its retail stores in September 1997. The closure resulted in a charge of $16,000 for the write-off of leasehold improvements and other assets, inventory, settlement of lease commitments, severance payments and related legal fees. One retail store was closed at the end of its lease period and is being relocated to a large regional mall. The other retail store was closed permanently. The net sales for the permanently closed location were less than $50,000 and $90,000 in 1997 and 1996, respectively.

         On January 31, 1997, the Company, through a wholly owned subsidiary, entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services USA, Inc. (BFS), a company owned by an Officer/Director of the Company. As a result of the merger, the Company acquired all of the assets of BFS, amounting to $273,895, and assumed all the liabilities of BFS, amounting to $184,700. Following the merger, this indebtedness was canceled. The merger consideration consisted of 7,500,000 shares of common stock issued to the shareholders of BFS.

         The merger was accounted for as a purchase and, accordingly, the operations of BFS have been included in the consolidation statement of operations beginning February 1, 1997. Goodwill arising from the transaction amounted to $210,805 and is being amortized on a straight line basis over 10 years.

         On July 1, 1997, the Company acquired the assets of two retail stores from a franchisee for consideration of $107,155, consisting of a promissory note in the amount of $49,095, forgiveness of liabilities due to the Company of $55,060 and assumption of liabilities in the amount of $3,000. The note bears interest at of 8% per annum with principal and interest payments due from July 15, 1997 through July 15, 2000.

         The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair value and the operations of the retail stores acquired are included in the consolidated statement of operations beginning July 1, 1997. Goodwill, a covenant not to compete and customer list of $50,155, $20,000, and $15,000, respectively, were recorded in correction with this transaction. (Note 4)

         On December 5, 1997, the Company entered into a Settlement Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 85,000 shares of the Company's common stock for $.08 per share.

    LIQUIDITY
    ---------

              The Company has experienced severe liquidity shortages beginning in August 1994. A lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing and the need for a new infomercial and legal expenses incurred in connection with the BII transfer contributed to the deterioration of the Company's liquidity and capital position. Current liabilities exceeded current assets by $135,918 and $539,784 at September 30, 1997 and September 30, 1996, respectively. In addition, cash balances were $0 at September 30, 1997 and 1996.

              In connection with the disposal of the discontinued operations, trade payables and debt of approximately $272,000 and $200,000 respectively, were assumed by Biogime (BII) in 1996. Subsequent to the disposal, Biogime Franchise Services (BFS), a related party, loaned the Company approximately $200,000. The loan was subordinate to certain vendor financing, bore interest at 8% per annum and was due on demand. $175,000 of the indebtedness was canceled in connection with the Company's acquisition of BFS in January 1997.

          During 1997, the Company issued 7,500,000 shares of the Company's common stock, valued at $300,000, in connection with the acquisition of BFS. In addition, the Company raised $410,000 through a private placement sale of 8,650,000 shares of the Company's common stock.

          On January 30, 1997, the Company issued a total of 2,867,500 shares of common stock as follows: 375,000 shares were issued in lieu of a cash payment for unpaid director fees totaling $15,000 accrued from December 31, 1995 to November 30, 1996; 348,750 shares were issued in lieu of a cash payment to a director, for unpaid financial consulting services totaling $13,950 accrued from April 1995 through November 1996; 1,143,750 shares were issued in lieu of a cash payment to Iamco Financial Corp., a company owned by a director, for unpaid corporate consulting and advisory services totaling $45,750 accrued from April 1995 through November 1996; 1,000,000 shares were awarded an officer/director as a bonus for the accomplishment of specific activities totaling $40,000; 200,000 shares were issued in lieu of cash payments for legal fees totaling $10,000.

          On September 1, 1997, the Company obtained a $50,000 operating line of credit, against which there were no borrowings as of September 30, 1997. However the Company must still rely primarily on operating cash flow and cash management to sustain its operations. The Company's 1998 operating plan contemplates improved operating results and cash flow. Subsequent to year end, the Company has completed no additional equity financings but is actively pursuing additional financing sources. If management cannot achieve its 1998 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

          The Company believes that the cash generated from operating activities, trade credit and available bank borrowings will be sufficient to fund its operations for the next twelve months, however, there can be no assurance that this will be the case. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."


    OPERATIONS -- 1997 COMPARED TO 1996
    -----------------------------------

          Entourage incurred a loss from continuing operations of $190,744 in 1997 compared to a loss from continuing operations of $298,644 in 1996. The 1996 loss included legal and consulting expenses of approximately $167,315 related to the disposition of Biogime International, Inc.

          Net sales in 1997 decreased by $22,066 or 2% as compared to 1996 due to limited advertising and the need for a new infomercial. The Company closed two retail stores and acquired four franchise locations in 1997, which reflects the impact of an increase in retail sales of approximately $36,000, offset by a decrease in franchise sales of approximately $58,000. Average monthly sales per Company owned store remained constant at $13,000 in 1997 and 1996. Company owned stores accounted for 86% and 82% of total net sales in 1997 and 1996, respectively. Franchised and licensed stores accounted for 14% and 18% of total net sales in 1997 and 1996, respectively.

          Gross profit in 1997 decreased by $28,842 or 3% as compared to the corresponding amount for 1996. Gross profit as a percentage of net sales decreased slightly to 82% in 1997 from 83% in 1996. Gross profit as a percentage of net sales at Company owned stores was 85% and 86.5% in 1997 and 1996, respectively, and 62% and 67.8%, respectively, for sales to franchise stores.

          Selling, general and administrative expenses decreased by $100,156 or 8%, in 1997 as compared to 1996 due primarily to a non recurring $100,000 non-compete expense resulting from the disposal of Biogime International, Inc. in 1996.

          Depreciation and amortization decreased in 1997 by $12,628 as compared to 1996. The decrease was due primarily to the closure of two retail stores in 1997.

          Interest expense decreased by $18,706 in 1997 as compared to 1996. The decrease was due primarily to the forgiveness of $175,000 promissory note payable to BFS (Note 2).

          At September 30, 1996, the Company had a federal net operating loss carryforward of approximately $3,700,000. If not used to offset future taxable income, these loss carryforwards will expire between 2002 and 2012. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions in 1996 and 1997 may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforwards unusable.

          Based on numerous factors but not limited to the Company's historical losses, management believes that it cannot demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 1997. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.


     YEAR 2000
     ---------

          The Company is aware of the issue associated with the programming code in existing computer systems as the year 2000 approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize data sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

          The Company is utilizing both internal and external resources to identify, correct or reprogram and test the systems for the year 2000 compliance. To date, confirmations have been received from the Company's primary processing vendor that plans are being developed to address processing of transactions in the year 2000. Management has not yet assessed the year 2000 compliance expense and related potential affect on the Company's earnings.

Item 7: Financial Statements



Report of Independent Auditors......................................    14

Balance Sheets--September 30, 1997 and 1996.........................    15
Statements of Operations--Years ended September 30, 1997 and 1996...    16
Statements of Stockholders' Equity (Deficit)--Years ended
  September 30, 1997 and 1996.......................................    17
Statements of Cash Flows--Years ended September 30, 1997 and 1996...    18
Notes to Financial Statements....................................... 19-28

                         Report of Independent Auditors

Board of Directors and Stockholders
Entourage International, Inc.

We have audited the accompanying balance sheets of Entourage International, Inc. as of September 30, 1997 and 1996 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the management of Entourage International, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Entourage International, Inc. at September 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


                                                               Ernst & Young LLP


Orange County, California
November 14, 1997, except note 12 as to which the date is December 5, 1997

                         Entourage International, Inc.

                                 Balance Sheets


                                                                                 SEPTEMBER 30
                                                                           1997                 1996
                                                                 -----------------------------------------
Assets
Current assets:
 Trade accounts receivable                                           $     9,377          $    11,080
 Inventory                                                                77,302               51,485
 Prepaid expenses and other current assets                                 2,122                1,256
                                                                 -----------------------------------------
Total current assets                                                      88,801               63,821

Property and equipment, net                                               77,493               30,177



Intangible assets, net                                                   277,725                    -

Other assets                                                              26,110               11,724
                                                                 -----------------------------------------
                                                                     $   470,129          $   105,722
                                                                 =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable and accrued liabilities                            $   112,795          $   325,460
 Notes payable                                                            86,609              278,145
 Current portion of long-term debt                                        25,315                    -
                                                                 -----------------------------------------

Total current liabilities                                                224,719              603,605

Long-term debt                                                            99,337                    -

Commitments and contingencies

Stockholders' equity (deficit):
 Common stock, $.001 par value:
   Authorized shares  25,000,000
      Issued and outstanding shares - 22,893,074 and
      3,675,574 at September 30, 1997 and 1996, respectively              22,893                3,675

 Additional paid-in capital                                            3,797,592            2,982,110
 Accumulated deficit                                                  (3,674,412)          (3,483,668)
                                                                 -----------------------------------------
Total stockholders' equity (deficit)                                     146,073             (497,883)
                                                                 -----------------------------------------
                                                                     $   470,129          $   105,722
                                                                 =========================================

See accompanying notes.

                         Entourage International, Inc.

                            Statements of Operations


                                                                           YEAR ENDED SEPTEMBER 30
                                                                          1997                1996
                                                                 ---------------------------------------
Net sales                                                                 $1,157,196          $1,179,262
Cost of sales                                                                209,601             202,825
                                                                 ---------------------------------------
Gross profit                                                                 947,595             976,437

Expenses:
 Selling, general and administrative                                       1,081,280           1,181,436
 Depreciation                                                                 25,683              49,615
 Amortization                                                                 18,489               7,185
                                                                 ---------------------------------------
Total operating expenses                                                   1,125,452           1,238,236
                                                                 ---------------------------------------

Operating loss                                                              (177,857)           (261,799)
Interest expense                                                             (17,539)            (36,245)
Other income                                                                   4,652                   -
                                                                 ---------------------------------------

Loss from continuing operations before extraordinary gain                   (190,744)           (298,044)

Loss from discontinued operations, net of taxes                                    -             (66,374)
                                                                 ---------------------------------------

Loss before extraordinary gain                                              (190,744)           (364,418)

Extraordinary gain on debt extinguishment, net of taxes                            -             543,000
                                                                 ---------------------------------------
Net income (loss)                                                         $ (190,744)         $  178,582
                                                                 =======================================

PER COMMON AND COMMON EQUIVALENT SHARE
Loss from continuing operations before extraordinary gain                 $     (.01)         $     (.09)
                                                                 =======================================
Extraordinary gain on debt extinguishment                                 $        -          $      .14
                                                                 =======================================
Net income (loss)                                                         $     (.01)         $      .05
                                                                 =======================================

See accompanying notes.

                         Entourage International, Inc.

                  Statements of Stockholders' Equity (Deficit)

                    Years ended September 30, 1997 and 1996


                                                                                                                         Total
                                        Common stock           Additional                       Treasury stock        stockholders'
                                   -------------------------    paid-in      Accumulated    -------------------------   equity
                                     Shares       Amount        capital       (deficit)       Shares       Amount      (deficit)
                                   -------------------------------------------------------------------------------------------------

Balance at September 30, 1995        5,520,101     $ 5,520     $3,076,689     $(3,662,250)      (794,527)   $(96,424)    $(676,465)
 Shares acquired from exchanging             -           -              -               -     (1,050,000)          -             -
  shareholders (Note 2)
  Treasury shares retired           (1,844,527)     (1,845)       (94,579)              -      1,844,527      96,424             -
 Net income                                  -           -              -         178,582              -           -       178,582
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 1996        3,675,574       3,675      2,982,110      (3,483,668)             -           -      (497,883)
 Common stock issued                19,217,500      19,218        815,482                              -           -       834,700
 Net loss                                    -           -              -        (190,744)             -           -      (190,744)
                                   -------------------------------------------------------------------------------------------------
Balance at September 30, 1997       22,893,074     $22,893     $3,797,592     $(3,674,412)             -           -     $ 146,073
                                   -------------------------------------------------------------------------------------------------


See accompanying notes.

                         Entourage International, Inc.

                            Statements of Cash Flows


                                                                        YEAR ENDED SEPTEMBER 30
                                                                       1997                 1996
                                                                 -----------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                     $(190,744)           $ 178,582
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
   Extraordinary gain on debt extinguishment                                  -             (543,000)
   Depreciation and amortization                                         44,172               63,813
   Loss on disposals of property and equipment                            3,816                    -
   Common stock and notes issued in lieu of cash for
    accrued expenses                                                    124,700               72,269
   Changes in operating assets and liabilities (net of the
    effects of disposal of discontinued operations):
       Trade accounts receivable                                         (4,568)             (17,572)
       Inventory                                                        (20,554)             (67,821)
       Prepaid expenses and other                                        (9,058)              (3,745)
       Accounts payable and accrued liabilities                        (236,315)             245,663
                                                                 -----------------------------------
Net cash used in operating activities                                  (288,551)             (71,811)

INVESTING ACTIVITIES
Purchases of property and equipment, net of effects of
 acquisitions                                                           (11,059)             (12,210)
Acquisitions                                                             (8,362)                   -
Cash of discontinued operations                                               -             (113,987)
                                                                 -----------------------------------

Net cash used in investing activities                                   (19,421)            (126,197)

FINANCING ACTIVITIES
Common stock issued                                                     410,000                    -
Proceeds from borrowing                                                 131,205              201,123
Repayment of long-term debt                                            (233,233)             (36,520)
                                                                 -----------------------------------
Net cash provided by financing activities                               307,972              164,603
                                                                 -----------------------------------

Net decrease in cash                                                          -              (33,405)

Cash at beginning of year                                                     -               33,405
                                                                 -----------------------------------
Cash at end of year                                                   $       -            $       -
                                                                 ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                $  17,539            $  36,245
                                                                 ===================================

                                                                 ===================================
Shares issued for acquisition                                         $ 300,000            $       -
                                                                 ===================================
Debt issued for acquisition                                           $  49,095            $       -
                                                                 ===================================

See accompanying notes.

                         Entourage International, Inc.

                         Notes to Financial Statements



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

Entourage International, Inc. (the Company) markets and distributes consumer products (primarily skin care products) through retail stores which are Company-owned or operated by franchisees in Texas, California, Colorado, Florida, Georgia, Illinois, Nevada, Hawaii and Oklahoma.

During 1997, as described further in (Note 2), the Company acquired four retail stores from franchisees.

BASIS OF PRESENTATION

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from operations of $190,744 and has a working capital deficiency of $135,918.

The Company's continued existence is dependent upon its ability to achieve its 1998 operating plan, which contemplates significantly improved operating results and cash flow and to obtain additional financing. Since September 30, 1997, the Company has received no additional equity financing.

If management cannot achieve the 1998 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

Sales to franchisees are recorded when products are shipped. Sales by Company-owned retail stores are recorded when sold to a retail customer. Provisions are made for estimated returns and allowances at the time of sale.

At September 30, 1996 substantially all of the accounts receivable were from Biogime Franchise Services, Inc. (BFS) (Notes 6 and 8), an affiliated company. Credit risk is considered by management to be minimal.

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

INTANGIBLE ASSETS

Intangible assets consist of covenants not to compete, customer lists and goodwill arising from business combinations (Note 2) and are amortized on a straight-line basis. The covenants are amortized over the contractual term of 3 years. The customer lists are amortized over the expected benefit of 3 years. Goodwill, representing the excess of the purchase price over the estimated fair market value of the net assets of the acquired business, is amortized over the period of expected benefit of 10 years. The carrying value for goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based upon discounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced to estimated full value.

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

ADVERTISING

Advertising costs are expensed as incurred. Advertising costs amounted to $28,165 and $147,206 in 1997 and 1996, respectively.

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

                         Entourage International, Inc.

allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for taxes represents the tax payable or refundable for the period plus or minus the charge during period in deferred assets and liabilities.


PER SHARE AMOUNTS

Per share amounts are computed by dividing the applicable operating statement caption amount by the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares consist primarily of stock options and have been excluded from the computation of weighted average shares because their effect would be antidilutive in each of the respective years. Weighted average shares outstanding amounted to 13,981,177 in 1997 and 3,908,588 in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company on December 31, 1997. At that time, the Company will be required to change the method currently used to compute per share amounts and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted per share amounts for the periods presented herein is not expected to be material.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, Reporting Comprehensive Income, effective for fiscal years beginning
         ------------------------------
after December 15, 1997, which establishes standards for the reporting and
-----------------------
display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by owners and distributions to owners. The Company will adopt the new standards in 1999 and does not expect the impact on the financial statement presentation to be significant.

In June 1997, the FASB issued Statement No. 131 (SFAS 131), Disclosures About
                                                            -----------------
Segments of an Enterprise and Related Information, effective for fiscal years
-------------------------------------------------
beginning after December 15, 1997, which establishes standards for the way that
          -----------------------
public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographical areas and major customers. The Company will adopt the new standards retroactively in 1999. Management has not completed its review of SFAS 131.

                         Entourage International, Inc.

2. ACQUISITIONS, DISPOSITIONS AND OTHER

In December 1994, the Company acquired from Petrolon (the Seller) certain assets of a product line marketed using the name "Swipe" for $300,000 and received from the seller, a working capital loan in the amount of $250,000. A convertible note in the principal amount of $550,000 was issued in exchange for the product line and working capital advance. Entourage also granted the seller warrants to purchase 10,000 shares of common stock for $.10 per share. The warrants were canceled in December 1995. In December 1995, the convertible note was canceled in exchange for 300 shares of preferred stock of Biogime International, Inc. (Biogime), a wholly owned subsidiary, resulting in an extraordinary gain on debt extinguishment of $543,000.

On December 21, 1995, the Company transferred its 100% common interest in Biogime to certain shareholders of Entourage in exchange for 1,050,000 shares of Entourage common stock. Biogime marketed skin care, health and nutritional products through independent distributors. No gain or loss was recognized on the disposal. Biogime's results of operations have been classified as discontinued operations for all periods presented. Net revenues of the discontinued operations were $315,602 and $987,232, in 1996 and 1995, respectively. Interest expense was allocated to discontinued operations on the basis of pro rata revenues and amounted to approximately $24,000 in 1995.

On January 31, 1997, the Company, through a wholly owned subsidiary, BFS Acquisition Corp., ("BAC"), entered into an agreement and plan of merger with the share-holders of Biogime Franchise Services (USA), Inc., ("BFS"), whereby BFS was merged into BAC. (Note 8)

As a result of the merger, BAC acquired all the assets of BFS amounting to $273,895 and assumed all of the liabilities of BFS in the amount of $184,701. The assets included a $175,000 promissory note payable by the Company to BFS which was due on demand. Following the merger, this indebtedness was canceled. The merger consideration consisted of 7,500,000 shares of common stock issued to the shareholders of BFS.

The value of the merger consideration as determined by trading prices and quotations for the Company's common stock at the time of the merger was approximately $300,000, which represented the business judgment of the Company's Board of Directors as to the fair value of BFS. Factors considered by the Board of Directors were the revenue, earnings and cash flow from the activities engaged in by BFS utilizing the assets acquired by the Company in this transaction and the related financial condition, liquidity and operating results of the Company.

The merger was accounted for as a purchase and, accordingly, the operations of BFS have been included in the consolidated statement of operations beginning February 1, 1997. Goodwill arising from the transaction amounted to $210,805 and is being amortized on a straight line basis over 10 years.

                         Entourage International, Inc.

On July 1, 1997, the Company acquired the assets of two retail stores from a franchisee for consideration of $107,155, consisting of a promissory note in the amount of $49,095, forgiveness of liabilities due to the Company of $55,060 and assumption of liabilities in the amount of $3,000. The note bears interest at 8% per annum with principal and interest payments due from July 15, 1997 through July 15, 2000.

The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair value and the operations of the retail stores acquired are included in the consolidated statement of operations beginning July 1, 1997. Goodwill, a covenant not to compete and customer list of $50,155, $20,000, and $15,000, respectively, were recorded in correction with this transaction. (Note 4)

The proforma results of operations for 1997 and 1996, assuming BFS and the acquired franchised retail stores had been acquired as of the beginning of the respective years, are as follows:


                                                                                SEPTEMBER 30
                                                                          1997                1996
                                                                    -------------------------------------
 Revenue                                                                  $1,436,849          $1,772,411
 Net loss before extraordinary gain                                         (141,441)           (264,403)
 Net income (loss) after extraordinary gain                                 (141,441)            275,597
 Loss per share before extraordinary gain                                       (.01)               (.07)
 Earnings (loss) per share after extraordinary gain                             (.01)                .07

The Company closed one of its retail stores in September 1996. The closure resulted in a charge of $27,000 for the write-off of leasehold improvements and other assets, inventory, settlement of lease commitments, severance payments and related legal fees. Net sales from the store were less than $67,000 in 1996.

The Company closed two of its retail stores in September 1997. The closures resulted in a charge of $16,000 for the write-off of leasehold improvements and other assets, inventory, settlements of lease commitments, severance payments and related legal fees. One store was closed at the end of its lease period and is being relocated to a large regional mall. The other store was closed permanently. The net sales for the permanently closed location were less than $50,000 and $90,000 in 1997 and 1996, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                                  ESTIMATED
                                                                 SEPTEMBER 30                   USEFUL  LIVES
                                                           1997                 1996             (IN YEARS)
                                                 -------------------------------------------------------------

 Leasehold improvements                                $  91,332            $ 141,905                 3
 Equipment                                               106,385               53,249                 3
 Software                                                 28,188               28,188                 5
                                                 ------------------------------------
                                                         225,905              223,342
 Accumulated depreciation                               (148,412)            (193,165)
                                                 ------------------------------------
                                                       $  77,493            $  30,177
                                                 ====================================

                         Entourage International, Inc.

4. INTANGIBLE ASSETS

Intangibles assets consist of the following:

                                                                                 SEPTEMBER 30
                                                                          1997                 1996
                                                                     --------------------------------
 Goodwill                                                               $260,960             $ 13,785
 Customer lists                                                           15,000                    -
 Covenant not-to-compete                                                  20,000               45,000
                                                                     --------------------------------
                                                                         295,960               58,785

 Accumulated amortization                                                (18,235)             (58,785)
                                                                     --------------------------------
                                                                        $277,725             $   -
                                                                     --------------------------------



5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

                                                                               SEPTEMBER 30
                                                                          1997               1996
                                                                 --------------------------------------

   Accounts payable                                                     $ 77,979           $186,615
   Accrued commissions                                                                            -
   Accrued expenses                                                       18,270            123,730
   Other                                                                  16,546             15,115
                                                                 --------------------------------------
   Total                                                                $112,795           $325,460
                                                                 ======================================

Accounts payable at September 30, 1997 and 1996 include outstanding checks in excess of bank balances of $12,248 and $20,771, respectively.

                         Entourage International, Inc.

6.   NOTES PAYABLE AND LINE OF CREDIT

Notes payable consist of the following at September 30,

                                                                              1997            1996
Subordinated note payable to Biogime Franchise Services, Inc., (Notes
    2 and 8) interest at 8%, collateralized by the Company's assets
    and due on demand                                                                         200,876
Note payable to vendor, interest payable monthly form April 15 to
    September 15, 1996, principal and interest payable monthly from
    October 15, 1996 through March 15, 1997, collateralized by the
    Company's  assets                                                               -          55,000

Note payable to vendor                                                              -          15,000
Note payable to JCR Advertising (Note 8), interest at 8%, principal and interest payable monthly from February 15, 1997 through
    January 15, 1998, collateralized by the Company's assets                    6,504               -

Notes to various shareholders, interest at 10%, principal and                  73,592
    interest are due on demand.

Other                                                                           6,513           7,269
                                                                       --------------------------------
                                                                              $86,609        $278,145
                                                                       ================================


On September 1, 1997, the Company obtained a $50,000 operating line of credit. The line of credit carries an interest rate of prime plus 2 1/2 % and matures September 1, 1998. The balance owed at September 30, 1997 was zero.

                         Entourage International, Inc.,

7. LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1997 :

   Note payable to bank, interest at prime plus 3 1/2 %, principal               $ 29,167
    payments of $833 plus interest are due through August 15, 2000

   Note payable to seller of franchised retail stores (Note 2), interest at 8%, principal and interest payments of $750 payable from July 15, 1997 through August 15, 1997, principal and interest payments of $1,538 payable monthly from September 15, 1997 through
    July 15, 2000                                                                  46,797

   Subordinated note payable to JCR Advertising (Note 8), interest at
        8% collateralized by the Company's assets and due on demand                48,688
                                                                        -----------------
                                                                                  124,652
   Less current portion                                                            25,315
                                                                        -----------------
                                                                                 $ 99,337
                                                                        =================

Principal maturities are $25,315, $75,313 and $24,024 for the years ending September 30, 1998, 1999 and 2000, respectively.

8. RELATED PARTY TRANSACTIONS

Prior to January 31, 1997 the Company contracted with Biogime Franchise Services
(BFS) (Notes 2 and 6), a company owned by an officer/director of the Company, to provide franchise services. Certain agreements between the Company and BFS provided to BFS a sub-license to use certain trade marks, software, other copyrighted materials and a franchise information system in order to further develop the franchise program. BFS purchased from the Company all product requirements for the franchise locations, based on an agreed upon pricing schedule. Until its merger with the Company on January 31, 1997, sales to BFS amounted to $79,645 and $214,000 for the year ended September 30, 1997 and 1996, respectively. Trade accounts receivable at September 30, 1996 included $8,900 due from BFS. The Company also contracted in 1996 with BFS for certain advertising and promotional services which amounted to $47,331.

The Company subleases a portion of its corporate office space to JCR Advertising
(JCR), a company owned by an officer/director. The Company received sublease income of $14,360 for the twelve months ended September 30, 1997.

                         Entourage International, Inc.

9.   INCOME TAXES

Following is a reconciliation of federal income taxes computed at the statutory rate of 34% to income tax expense as reported.

                                                                          1997                1996
                                                                 ---------------------------------------
   Expected income tax benefit at 34%                                   $(64,900)          $(101,300)
   Change in valuation allowance                                          64,800             (81,200)
   Net operating loss recognized on extraordinary gain                         -             184,600
   Net benefit attributable to discontinued operations                         -              (2,100)
   Other                                                                     100                   -
                                                                 ---------------------------------------
   Income tax expense                                                   $      -           $       -
                                                                 =======================================



Deferred tax assets consist of the following:

                                                                                 SEPTEMBER 30
                                                                           1997                 1996
                                                                 -----------------------------------------
   Net operating loss carryforwards                                       $ 1,233,300          $ 1,160,400
   Depreciation and amortization                                                4,000               16,200
   Intangibles                                                                 14,100               12,600
   Accruals                                                                     2,000                5,600
   Other, net                                                                       -                3,600
                                                                 -----------------------------------------
                                                                            1,253,400            1,198,400
   Less valuation allowance                                                (1,253,400)          (1,198,400)
                                                                 -----------------------------------------
   Net deferred taxes                                                     $         -          $         -
                                                                 =========================================

Based on numerous factors, including but not limited to the Company's historical losses, management believes that it cannot currently demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 1997. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.


At September 30, 1997, the Company had a federal net operating loss carryforward of approximately $3,600,000. If not used to offset future income, these loss carryforwards will expire between 2002 and 2012. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions in 1996 and 1997 may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforward unusable.

                         Entourage International, Inc.

10. Stockholders' Equity

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

On January 30, 1997, the Company issued a total of 2,867,500 shares of common stock as follows: 375,000 shares were issued in lieu of a cash payment for unpaid director fees totaling $15,000 accrued from December 31, 1995 to November 30, 1996; 348,750 shares were issued in lieu of a cash payment to a director, for unpaid financial consulting services totaling $13,950 accrued from April 1995 through November 1996; 1,143,750 shares were issued in lieu of a cash payment to Iamco Financial Corp., a company owned by a director, for unpaid corporate consulting and advisory services totaling $45,750 accrued from April 1995 through November 1996 and 1,000,000 shares were awarded an officer/director as a bonus for the accomplishment of specific activities totaling $40,000, on June 23, 1997, 200,000 shares of common stock were issued in lieu of cash payments for legal fees totaling $10,000.

Pro forma disclosures as required by SFAS No. 123 have not been presented because no stock options were granted or outstanding during the periods presented.

                         Entourage International, Inc.

11. COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company leases office and warehouse space in San Juan Capistrano, California, and retail space in each city in which it has a retail store. Rent expense in 1997 and 1996 was approximately $177,000 and $193,000, respectively, and future commitments are approximately $205,000, $154,000 , $130,000, $85,000 and $28,000 in 1998, 1999, 2000, 2001, and 2002, respectively. During 1995, the
Company also leased office and warehouse space in Houston, Texas. The Houston lease was terminated in January 1996 in connection with the discontinued operations (Note 2).

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

EMPLOYEE BENEFITS

The Company has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including officers. This coverage is provided at no cost to the employee, and the Company partially pays the dependent coverage. The cost of group medical was approximately $15,295 and $30,500 in 1997 and 1996, respectively.

12. SUBSEQUENT EVENTS

On December 5, 1997, the company executed a settlement agreement with the owners, one of which is a director of the Company, of a closed franchise location. Pursuant to the agreement, the company acquired the franchise customer database in exchange for the issuance of a non-interest bearing promissory note in the amount of $59,855 and a warrant to purchase 85,000 shares of the company's common stock for $.08 per share. The note is due in 30 monthly installments of $1,995 from January 1998 through June 2000 and the warrant is exercisable at anytime prior to its expiration on December 5, 2000.

13. FOURTH QUARTER ADJUSTMENTS

Adjustments were made in the fourth quarter of 1997 to accrue expenses totaling $43,000. Adjustments were make in the fourth quarter of 1996 to accrue expenses totaling $69,000 and to recognize the extraordinary gain on debt extinguishment of $543,000 (Note 2).

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

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                                Director
Name                            Age   Position   Since
----                            ---   --------   -----

     John C. Riemann             57   Chairman    1991

     Warren L. Hernand           61   Director    1995

     Stan R. Wylie               55   Director    1995

     Paul A. Reyff Sr            68   Director    1995

     Alan Goldsberry             45   Director    1995

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

Board of Directors Meetings and Compensation
--------------------------------------------

      During the fiscal year ended September 30, 1997, the Board of Directors held three meetings. All Board members attended all meetings held, either in person or by telephone. The Directors also took actions by unanimous consent on five occasions.

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

ITEM 10.  EXECUTIVE COMPENSATION

CASH AND CASH EQUIVALENT COMPENSATION

     The following table and notes thereto set forth the aggregate of all cash and cash equivalent compensation paid with respect to each of the two fiscal years ended September 30, 1997 to each of the most highly compensated officers:

                                                                    ALL OTHER
                   PRINCIPAL                                         COMPEN-
NAME              POSITION(S)        YEAR        SALARY    BONUS    SATION **
----              -----------        ----        ------    -----    ---------

                                          1997

John C. Riemann  President/CEO        1997      $ 100,000  $    0    $ 43,000
                (since December 1995)

                                          1996

John C. Riemann  President/CEO        1996      $  74,997  $    0    $      0


** On January 30, 1997, CEO John Riemann was awarded 1,000,000 shares of the Company's common stock, valued at $.04 per share, for restructuring accomplishments during the period April 1995 through November 1996. An additional 75,000 shares of the Company's common stock valued at $.04 per share were issued in lieu of a cash payment for director's fees accrued but not paid as of September 30, 1996.



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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          PRINCIPAL SHAREHOLDERS

          The table set forth below contains certain information, as of September 30, 1997, regarding beneficial ownership of the Common Stock by each person who is known by Entourage to own beneficially more than 5% of its Common
Stock:

                                      NUMBER OF   NUMBER OF      TOTAL NUMBER       PERCENT OF
NAME AND ADDRESS                      SHARES      OTHER SHARES   OF TOTAL SHARES    CLASS
OF BENEFICIAL                         OWNED OF    OWNED          OWNED              BENEFICIALLY
OWNER                                 RECORD      BENEFICIALLY   BENEFICIALLY (A)   OWNED
-----------------------------------   ---------   ------------   ----------------   -------------
John C. Riemann                       3,217,534              0         3,217,534            14.1%
c/o Entourage International Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Brian P. Burns                        2,600,000              0         2,600,000            11.4%
100 Bush Street, Ste. 1250
San Francisco, CA 94104

Paul A. Reyff Sr                      1,405,026              0         1,405,026             6.5%
36 Cove Court
Napa, CA 94559

Paul A. Reyff Jr.                     1,505,029              0         1,505,029             6.6%
210 Atherton Ave.
Atherton, CA 94027

Warren L. Hernand                     1,268,750              0         1,268,750             5.5%
33 Baypoint Village Dr.
San Rafael, CA 94901

Michael Sabo                          1,250,000              0         1,250,000             5.4%
1301 Spring Street, Ste. 5B
Seattle, WA 98104

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

          SECURITY OWNERSHIP OF MANAGEMENT

          The table set forth below contains certain information, as of September 30, 1997, regarding beneficial ownership of equity securities of Entourage by each of the Directors and Executive Officers and by all of the Directors and Executive Officers as a group:

                                                            NUMBER OF
                                                            SHARES            APPROX.
NAME OF                                         TITLE       BENEFICIALLY      PERCENT
BENEFICIAL OWNER                                OF CLASS    OWNED (A)         OF CLASS
--------------------------------------------    --------    ------------      --------
John C. Riemann, Director/CEO                   Common        3,217,534         14.1%
c/o Entourage International Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Warren L. Hernand, Director                     Common        1,268,750          5.5%
33 Baypoint Village Dr.
San Rafael, CA  94901

Stan  R. Wylie, Director                        Common          481,031          2.1%
15306 Quiet Creek.
Houston, TX  77095

Paul A.  Reyff Sr. , Director                   Common        1,405,026 (b)      6.5%
36 Cove Court
Napa, CA  94559

Alan Goldsberry, Director                       Common          107,550          .05%
3245 Able Court
Murrietta, GA  30062

Directors, and                                  Common        6,479,891        28.7%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During the fiscal year ended September 30, 1997, the following were the only transactions or series of transactions with Entourage in which the amount involved exceeded $60,000, and in which any of directors Riemann, Hernand, Wylie, Reyff, and Goldsberry or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type):

PREVIOUS DIRECTORS DAVIS, WHITWORTH, GOODMAN AND MARTIN These Directors
-------------------------------------------------------
exchanged all Entourage common stock held by them in the December 21, 1995, asset and liabilities transfer of the direct sales division. After this transaction, these individuals held no common shares or options for common stock.

MR. RIEMANN.  On  January 31, 1997 the Company acquired all of the assets of
------------
Biogime Franchise Services (USA), Inc. ("BFS")in the amount of $362,452 and assumed all the liabilities of BFS in the amount of $184,701. The assets included a $175,000 promissory note executed by the Company payable to BFS which was due on demand. Following the acquisition, this indebtedness was canceled. As consideration for the transaction, the Company issued 7,500,000 shares of its common stock to the shareholders of BFS (Note 2). Mr. Riemann received 1,637,534 shares of the Company's common stock for his stock in BFS. Two adult children of Mr. Riemann received an aggregate of 2,587,399 shares of the Company's common stock for their stock in BFS. Mr. Riemann was awarded 1,000,000 shares of common stock as a bonus for the accomplishment of specific activities.

MR. REYFF    Mr. Reyff, a director, received 1,250,026 shares of the Company's
---------
common stock for his stock in BFS. An adult son of Mr. Reyff received 1,400,029 shares of the Company's common stock for his stock in BFS.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

          (a) Exhibits. The following documents required by Item 601 of Regulation S-B are filed as exhibits to this report.

          EXHIBIT
          No.   DESCRIPTION
          ---   -----------


          3.1 Articles of Incorporation of Entourage International, Inc. and amendments thereto ( incorporated by reference to Exhibit No.
                3.1 to Amendment No l to Registrant's Registration Statement of Form S-18, filed January 16, 1986, File No. 2-99726-FW).

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

         10.7 Services Agreement between Entourage International, Inc. and Gage Research & Development Institute, Inc. dated July 12, 1994.

         10.8 Settlement and Release Agreement between Entourage International, Inc. and John Southwell dated November 1, 1994.

         10.9 Asset Purchase Agreement between Entourage International, Inc. and Diamond Falcon Corporation dated December 29, 1994.

        10.10 Master Transaction Agreement incorporated by reference to form 8-K filed on January 4, 1996.

        21.1   Subsidiary of Registrant

        Copies of this document are available at no cost from Entourage International, Inc., 32240 Paseo Adelanto, Suite A, San Juan Capistrano, CA 92675.

               SIGNATURES
               -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   ENTOURAGE INTERNATIONAL, INC.


                                   By: /s/ John C. Riemann
                                      --------------------
                                      John C. Riemann, Chief Executive Officer

                                   Date: April 16, 1998
                                         --------------

By:   /s/ John  C. Riemann
     ----------------------
     John C. Riemann
     Director
     Date: April 16, 1998
           --------------

By:   /s/ Paul  A. Reyff Sr.
     ------------------------
     Paul A. Reyff, Sr.
     Director
     Date: April 16, 1998
           --------------

By:   /s/ Warren L. Hernand
     ------------------------
     Warren L.  Hernand
     Director
     Date: April 16, 1998
           --------------

By:   /s/ Alan Goldsberry
     ---------------------
     Alan Goldsberry
     Director
     Date: April 16, 1998
           --------------

By:    /S/ Stan  W. Wyley
     --------------------
     Stan  W. Wyley
     Director
     Date: April 16, 1998
           --------------