Form 10QSB
period 1997-12-31
ENTOURAGE INTERNATIONAL INC
filed 1998-04-27
CIK 774740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997


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

     Yes     X        No
          ------        ---


     As of February 28, 1998, there were 22,893,074 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

                    Index to Condensed Financial Statements
                    ---------------------------------------


                                                       Page
                                                       ----

Condensed Balance Sheets
     December 31, 1997 and September 30, 1997            3

Condensed Statements of Operations
     For the Three Months Ended December 31, 1997
     and December 31, 1996                               4

Condensed Statements of Cash Flows
     For the Three Months Ended December 31, 1997
     and December 31, 1996                               5

Notes to be Condensed Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations  7

PART II - OTHER INFORMATION                              8

                         ENTOURAGE INTERNATIONAL, INC.

                            CONDENSED BALANCE SHEETS

                                                   December 31   September 30
                                                      1997           1997
                                                      ----           ----
ASSETS

Current Assets:
Cash                                               $      0       $      0
Trade accounts receivable, net                       37,392          9,377
Inventory                                           105,417         77,302
Other current assets                                 17,696          2,122
                                                   --------       --------
Total current assets                               $160,505       $ 88,801

Property and equipment, net                          76,848         77,493

Intangible assets, net                              342,436        277,725
Other assets                                         24,106         26,110
                                                   --------       --------
Total Assets                                        603,895        470,129
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities        $   186,292    $   112,795
Notes payable                                        67,083         86,609
Current portion of long-term debt                    35,585         25,315
                                                -----------    -----------
                                                    288,960        224,719
                                                ===========    ===========

Long-term debt                                      197,370         99,337

Stockholders' Equity:
Common stock, $.001 par value.  Authorized
25,000,000 shares; issued and
outstanding 22,893,074 shares at December
1997 and at September 1997                      $    22,893    $    22,893
Additional paid-in capital                        3,797,592      3,797,592
Accumulated deficit                              (3,702,920)    (3,674,412)
                                                -----------    -----------

Total stockholders' equity                          117,565        146,073
                                                -----------    -----------

Total Liabilities and Stockholders' Equity      $   603,895    $   470,129
                                                ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                        Three          Three
                                        Months         Months
                                        Ended          Ended
                                     December 31    December 31
                                         1997           1996
                                         ----           ----

Net sales                               $308,247       $268,700
Cost of sales                             53,723         59,122
                                        --------       --------

          Gross margin                   254,524        209,578
                                        --------       --------

Expenses:
  Selling and G & A                      234,206        192,681
  Advertising                             28,705         18,531
  Depreciation and amortization           15,921          4,165
                                        --------       --------
          Total expenses                 278,832        215,377
                                        --------       --------

Operating income (loss)                  (24,308)        (5,799)

Interest expense                          (4,209)          (917)

Other income (expense)                         9          1,835
                                        --------       --------

 Gain (loss) from operations             (28,508)        (4,881)

Income tax expense                             0              0

Net income (loss)                        (28,508)        (4,881)
                                        =========      =========


Net income (loss) per common share         (.002)         (.001)
                                        =========      =========

     The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.

                       CONDENSED STATEMENT OF CASH FLOWS


                                        Three          Three
                                        Months         Months
                                        Ended          Ended
                                     December 31    December 31
                                         1997           1996
                                         ----           ----

Net cash provided by (used in)
     operating activities               $(11,072)      $(11,073)

Net cash provided by (used in)
     investing activities                (77,705)             0

Net cash provided by (used in)
     financing activities                 88,777         30,653
                                        --------       --------

Net increase (decrease) in cash                0         19,580

Cash at beginning of period                    0              0

Cash at end of period                   $      0       $ 19,580
                                        ========       ========

                         ENTOURAGE INTERNATIONAL, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations of existing competitors in the Company's markets and other operations in the retail climate could adversely affect the Company's plans and results of operations; and (iv) other risks and uncertainties from time to time in the Company's filings with the Securities and Exchange Commission.

INTERIM FINANCIAL STATEMENTS. The accompanying financial statements have been
----------------------------
prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1997 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principals have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the period ended December 31, 1997, are not necessarily indicative of operating results for the full year.

INVENTORY NOTE AGREEMENT.  The company negotiated an inventory note arrangement
-------------------------
with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory financing in the form of a line credit of $44,000 on invoiced amounts to the Company. The line of credit bears an interest rate of 10% per annum. The amount of one sixth (1/6) of the principal balance outstanding on the line of credit, plus any accrued interest thereon, shall be due and payable commencing January 15, 1998, and continuing on the 15th day of each successive month until the line of credit has been fully paid. The amount outstanding on the line of credit was $43,922 as of December 31, 1997.

SETTLEMENT AGREEMENT. On December 5, 1997, the Company entered into a Settlement
---------------------
Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 85,000 shares of the Company's common stock for $.08 per share. The note is due in 30 monthly installments of $1,995 from January 1998 through June 2000 and the warrant is exercisable at anytime prior to its expiration on December 5, 2000.

                         ENTOURAGE INTERNATIONAL, INC.
                     MANAGEMENT DISCUSSIONS AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


     The Company's liquidity shortage showed some improvement but continued to be severe during the quarter ending December 31, 1997. The Company had current liabilities in excess of current assets of $128,455 as of December 31, 1997, compared with current liabilities in excess of current assets of $135,918 as of September 30, 1997.

     On September 1, 1997, the Company obtained a $50,000 operating line of credit, against which $3,000 in borrowings as of December 31, 1997. However the Company must still rely primarily on operating cash flow and cash management to sustain its operations. The Company's 1998 operating plan contemplates improved operating results and cash flow.

     Cash remained at $0 as of December 31, 1997, and  September 30, 1997.

     The Company increased inventory levels from $77,300 to approximately $105,500 during the quarter ended December 31, 1997 primarily as a result of a higher warehouse inventory level established in anticipation of a new advertising campaign.

     Accounts payable and accrued liabilities have been increased from approximately $113,000 as of September 30, 1997 to $186,200 as of December 31, 1997, primarily due to accruals for 1997 audit fees, a new catalog and professional fees.


RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1997 COMPARED WITH QUARTER
-----------------------------------------------------------------------------
ENDED DECEMBER 31, 1996.
------------------------

     The net loss for the quarter ended December 31, 1997, was $28,508 ($.002 per share), compared to the net loss of $4,881 ($.001 per share).

     Net sales, for operations, for the quarter ended December 31, 1997 were $308,250 compared with net sales of $268,700 for the quarter ended December 31, 1996. The increase in net sales was primarily due to increased advertising in the form of a new catalog for the period .

     Gross margin was 82.5% for the quarter ended December 31, 1997 and 78% for the quarter ended December 31, 1996.

     Operating expenses for the quarter ended December 31, 1997 were about $279,000 compared with about $215,000 for the quarter ended December 31, 1996. Overall, the company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1998.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

           There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 1997.

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

           None.

Item 5.    Other Information
           -----------------

           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           ( a )  Exhibits
                  --------

                  Exhibit 27 - Financial Data Schedule

           ( b )  Reports on Form 8-K
                  -------------------

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


     ENTOURAGE INTERNATIONAL, INC.
     -----------------------------
     (registrant)


Date:  April 22, 1998         By:  /s/  John C. Riemann
                                   --------------------
       John C. Riemann
       Chief Executive Officer
       (Responsible Financial Officer)