Form 10QSB
period 1998-03-31
ENTOURAGE INTERNATIONAL INC
filed 1998-05-18
CIK 774740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549

                                  FORM  10-QSB

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

Common stock $.001 par value.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]    No  [_]

     As of May 15, 1998, there were 22,893,074 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


                    Index to Condensed Financial Statements
                    ---------------------------------------


                                                                            Page
                                                                            ----
Condensed Balance Sheets
     March 31, 1998 and September 30, 1997                                     3


Condensed Statements of Operations
     For the Three Months Ended March 31, 1998
     and March 31, 1997                                                        4


Condensed Statements of Operations
     For the Six Months Ended March 31, 1998
     and March 31, 1997                                                        5

Condensed Statements of Cash Flows
     For the Six Months Ended March 31, 1998
     and March 31, 1997                                                        6


Notes to Condensed Financial Statements                                      7-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9-11


PART II - OTHER INFORMATION                                                   12

                         ENTOURAGE INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

ASSETS
                                                      March 31      September 30
                                                        1998            1997
                                                     -----------    ------------
   Current Assets
      Trade accounts receivable, net                 $    42,892    $     9,377
      Inventory                                           95,550         77,302
      Prepaid expenses and other current assets           15,600          2,122
                                                     -----------    -----------
   Total current assets                                  154,042         88,801

   Property and equipment, net                            71,239         77,493

   Intangible assets, net                                331,064        277,725

   Other assets                                           26,500         26,110
                                                     -----------    -----------
   Total Assets                                      $   582,845    $   470,129
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities
      Accounts payable and accrued liabilities       $   207,361    $   112,795
      Notes payable                                       84,127         86,609
      Current portion of long-term debt                   49,257         25,315
                                                     -----------    -----------
   Total current liabilities                             340,745        224,719

   Long term debt                                        199,887         99,337

   Stockholder's Equity
   Common stock, $.001 par value. Authorized
    25,000,000 shares; issued and outstanding
    22,893,074 shares at March 1998 and
    September 1997                                        22,893         22,893
   Additional paid-in capital                          3,797,592      3,797,592
   Accumulated deficit                                (3,778,272)    (3,674,412)
                                                     -----------    -----------

   Total stockholders' equity                             42,213        146,073
                                                     -----------    -----------

   Total Liabilities and Stockholders' Equity        $   582,845    $   470,129
                                                     ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                               Three       Three
                                               Months      Months
                                               Ended       Ended
                                              March 31    March 31
                                                1998        1997
                                             ---------   ---------
Net Sales                                     $307,735    $274,668
Cost of Sales                                   64,175      46,238
                                              --------    --------

     Gross Margin                              243,560     228,430
                                              --------    --------

Expenses
 Selling and G&A                               284,030     228,129
 Advertising                                     9,610      12,667
 Depreciation and amortization                  17,888       4,213
                                              --------    --------
Total expenses                                 311,528     245,009

Operating income (loss)                        (67,968)    (16,579)

Interest expense                                 7,395      (9,727)

Other income (expense)                               5       3,659
                                              --------    --------

Net income (loss)                              (75,358)     (3,193)
                                              ========    ========

Net income (loss) per common share            $  (.003)   $ (.0001)
                                              ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                              Six        Six
                                             Months     Months
                                             Ended      Ended
                                             March      March
                                              1998       1997
                                           ---------   --------
Net Sales                                  $ 615,982   $543,368
Cost of Sales                                117,898    105,360
                                           ---------   --------

    Gross margin                             498,084    438,008

Expenses
Selling and G&A                              518,227    420,810
Advertising                                   38,315     31,198
Depreciation and amortization                 33,812      8,378
                                           ---------   --------
Total expenses                               590,354    460,386

Operating income (loss)                      (92,270)   (22,378)

Interest expense                              11,603     (8,810)

Other income                                      14      5,494
                                           ---------   --------

Gain (loss) from operations                 (103,859)    (8,074)

Income tax expense                                 0          0

Net income (loss)                           (103,859)    (8,074)
                                           =========   ========

Net income (loss) per common share         $   (.005)  $ (.0001)

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Six           Six
                                                          Months        Months
                                                          Ended         Ended
                                                         March 31      March 31
                                                          1998          1997
                                                        ---------    ----------
Net cash provided by (used in) operating activities      $(43,396)    $(205,010)

Net cash provided by (used in) investing activities       (78,614)     (262,992)

Net cash provided by (used in) financing activities       122,010       486,115
                                                         --------     ---------

Net increase (decrease) in cash                                 0        18,113

Cash at beginning of period                                     0             0

Cash at end of period                                    $      0     $  18,113
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

INTERIM FINANCIAL STATEMENTS.  The accompanying condensed financial statements
-----------------------------
have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1998 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the periods ended March 31, 1998 are not necessarily indicative of operating results for the full year.

INVENTORY NOTE AGREEMENT.  The Company negotiated an inventory note arrangement
-------------------------
with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory financing in the form of a line credit of $44,000 on invoiced amounts to the Company. The line of credit bears an interest rate of 10% per annum. The amount of one sixth (1/6) of the principal balance outstanding on the line of credit, plus any accrued interest thereon, shall be due and payable commencing January 15, 1998, and continuing on the 15th day of each successive month until the line of credit has been fully paid. The amount outstanding on the line of credit was $29,281 as of March 31, 1998.

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

                         ENTOURAGE INTERNATIONAL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's liquidity shortage increased during the quarter ending March 31, 1998. The Company had current liabilities in excess of current assets of $186,703 as of March 31, 1998, compared with current liabilities in excess of current assets of $135,918 as of September 30, 1997, and $128,455 as of December 31, 1997.

    On September 1, 1997, the Company obtained a $50,000 operating line of credit, against which $50,000 in borrowings was outstanding as of March 31, 1998. However the Company must still rely primarily on operating cash flow and cash management to sustain its operations. The Company's 1998 operating plan contemplates improved operating results and cash flow.

    Cash remained at $0 as of March 31, 1998, and September 30, 1997.

    The Company increased inventory levels from $77,300 to approximately $95,550 during the six months ended March 31, 1998 primarily as a result of a higher warehouse inventory level established in anticipation of a new advertising campaign.

    Accounts payable and accrued liabilities increased from approximately $113,000 as of September 30, 1997 to approximately $207,000 as of March 31, 1998, primarily due to accruals for 1997 audit fees, a new catalog, increased inventory levels and professional fees.

    The Company currently has no other credit facilities, and must rely on cash management and profitability during fiscal year 1998 in order to continue. Although management believes the Company will improve its profitability, if management cannot achieve its 1998 operating plan because of sales shortfalls or other unfavorable events and if liquidity shortages continue, the Company may find it necessary to further reduce expenses, seek additional funds from outside the Company, or undertake other actions as may be appropriate.

             RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1998
             ----------------------------------------------------
                  COMPARED WITH QUARTER ENDED MARCH 31, 1997
                  ------------------------------------------

    The net loss for the operations for the quarter ended March 31, 1998 was $75,358 ($.003 per share), compared with a net loss of $3,193 ($.0001 per share) for the quarter ended March 31, 1997.

    Net sales for the quarter ended March 31, 1998 were $307,735 compared with net sales of $274,668 for the quarter ended March 31, 1997. The increase in net sales was primarily due to the combination of increased sales volumes of approximately $101,000 as a result of four former franchise locations being acquired by the Company in February 1997 and July 1997. In addition the Company closed two stores in August 1997 accounting for a sales decrease of approximately $40,000 in the quarter ended March 31, 1998 compared to March 31, 1997 while the franchise division had a sales decrease of approximately $28,000 as a result of the four franchise locations that were acquired as Company retail locations.

    Gross margin was 79% for the quarter ended March 31, 1998 and 83% for the quarter ended March 31, 1997 due primarily to an out of period adjustment relating to the quarter ended December 31, 1997. Gross margin remained constant at 81% for the six month period ended March 31, 1998 and 81% for the six month period ended March 31, 1997.

    Selling, general and administrative expenses increased by about $56,000 for the quarter ended March 31, 1998 compared with the quarter ended March 31, 1997 due primarily to approximately $51,000 in additional expenses for the four franchise stores acquired by Company in February 1997 and July 1997 less approximately $37,000 in reduced expense for the two retail locations closed in August 1997. Accounting, legal and outside services where up approximately $14,000 for the quarter ended March 31, 1998 compared to March 31, 1997.

    The Company decreased its advertising expenditures during the quarters ended March 31, 1998 to about $10,000 from about $13,000 in the quarter ending March 31, 1997. The reduced advertising expenditures are primarily due to the need for a new fresh "infomercial" which incorporates new product lines and the new "biozhem" name.

            RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1998
            -------------------------------------------------------
                 COMPARED WITH SIX MONTHS ENDED MARCH 31, 1997
                 ---------------------------------------------


    The net loss for the six month period ended March 31, 1997 was $103,859 ($.005 per share) compared with a net loss of $8,074 ($.0001 per share) for the six month period ended March 31, 1997.

    Net sales for the six month period ended March 31, 1998 were $615,982 compared with net sales of $543,368 for the period ended March 31, 1997. The increase in net sales was due primarily to increased volumes due to the acquisition of four former franchise locations.

    Gross margin remained constant at 81% for the six month period ended March 31, 1998 and 81% for the six month period ended March 31, 1997.

    Selling, general and administrative expenses increased by approximately $97,000 for the six month period ended March 31, 1998 compared with the six months ended March 31, 1997 due primarily to the additional expenses for the four former franchise locations acquired by the Company in February 1997 and July 1997.

    The Company increased its advertising expenditures during the six months ended March 31, 1998 compared with the six months ended March 31, 1997 from about $31,000 to about $38,000 primarily as a result of refocusing its advertising costs on direct mailings until a new "infomercial" is completed. Advertising as a percentage of net sales has remain constant at 6% for the six months ended March 31, 1998 and 6% for the six months ended March 31, 1997.

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

          None.

Item 5.   Other Information
          -----------------

          None.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)    Exhibits
                --------

                Exhibit 27 - Financial Data Schedule

          b)    Reports on Form 8-K
                -------------------

                None

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


                                          ENTOURAGE INTERNATIONAL, INC.
                                          -----------------------------
                                          (registrant)



Date:  March 15, 1998                     By:   /s/ John C. Riemann
                                             --------------------------

                                          John C. Riemann
                                          Chief Executive Officer
                                          (Responsible Financial Officer)