Form 10QSB
period 1998-06-30
ENTOURAGE INTERNATIONAL INC
filed 1998-08-13
CIK 774740

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                 Form 10 - QSB

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

     Yes  X      No
         --         ----

     As of July 31, 1998, there were 24,726,407 shares outstanding of the issuer's common stock, $.001 par value.

                         ENTOURAGE INTERNATIONAL, INC.

                         PART 1 - FINANCIAL INFORMATION


Item 1.    Financial Statements

                    Index to Condensed Financial Statements
                    ---------------------------------------

                                                              Page
                                                             ------

Condensed Balance Sheets
     June 30, 1998 and September 30, 1997                     3

Condensed Statements of Operation
     For the Three Months Ended and the Nine
     Months Ended June 30, 1998
     and June 30, 1997                                        4 - 5

Condensed Statements of Cash Flows
     For the Nine Months Ended June 30, 1998
     and June 30, 1997                                        6

Notes to Condensed Financial Statements                       7 - 8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      9 - 11

                         ENTOURAGE INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS



                                                            June 30        Sept 30
                                                              1998           1997
                                                          ------------   ------------
ASSETS

Trade accounts receivable, net                            $    51,132    $     9,377
Inventory                                                      95,747         77,302
Other current assets                                           10,703          2,122
                                                          -----------    -----------
Total current assets                                          157,582         88,801

Property and equipment, net                                    64,919         77,493

Intangible assets, net                                        319,692        277,725

Other assets                                                   26,500         26,110
                                                          -----------    -----------
Total Assets                                              $   568,693    $   470,129
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities                      162,990        112,795
Notes payable                                                   4,846         86,609
Current portion of long-term debt                             104,718         25,315
                                                          -----------    -----------
Total current liabilities                                     272,554        224,719

Long term portion                                             240,983         99,337

Stockholders' Equity
Common Stock, $.001 par value. Authorized 25,000,000
shares; issued and outstanding 24,726,407 shares at
June 1998 and 22,893,074 at September 1997                     24,726         22,893

Additional paid-in capital                                  3,900,758      3,797,592
Accumulated deficit                                        (3,870,328)    (3,674,412)
                                                          -----------    -----------

Total stockholders' equity                                     55,156        146,073
                                                          -----------    -----------

Total Liabilities and Stockholders' Equity                $   568,693    $   470,129
                                                          ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                        Three       Three
                                                       Months      Months
                                                        Ended       Ended
                                                       June 30     June 30
                                                        1998        1997
                                                      ---------   ---------

Net Sales                                             $283,602    $311,811
Cost of Sales                                           54,068      53,445
                                                      --------    --------

     Gross Margin                                      229,534     258,366
                                                      --------    --------

Expenses
Selling and G&A                                        286,013     246,329
Advertising                                             12,196     (10,579)
Depreciation and amortization                           17,689       8,663
                                                      --------    --------
Total expenses                                         315,898     244,413

Operating income (loss)                                (86,364)     13,953

Interest expense                                         5,691       2,434

Other income (expense)                                       0       1,463
                                                      --------    --------
Net income (loss)                                      (92,055)     12,982
                                                      ========    ========

Net income (loss) per common share                    $  (.004)   $   .002
                                                      ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                      Nine         Nine
                                                     Months       Months
                                                      Ended        Ended
                                                     June 30      June 30
                                                      1998         1997
                                                   -----------   ---------

Net Sales                                           $ 899,584    $855,179
Cost of Sales                                         171,966     158,805
                                                    ---------    --------

    Gross margin                                      727,618     696,374
                                                    ---------    --------

Expenses
Selling and G&A                                       804,240     667,139
Advertising                                            50,511      20,619
Depreciation and amortization                          51,501      17,168
                                                    ---------    --------
Total expenses                                        906,252     704,926
Operating income (loss)                              (178,634)     (8,552)

Interest expense                                       17,294      (6,376)

Other income                                               14       6,957
                                                    ---------    --------

Net income (loss)                                   $(195,914)   $  4,781
                                                    =========    ========

Net income (loss) per common share                     $(.008)      $.001

The accompanying notes are an integral part of the consolidated financial statements.

                         ENTOURAGE INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Nine            Nine
                                                    Months          Months
                                                     Ended           Ended
                                                    June 30         June 30
                                                     1998            1997
                                                  -----------     -----------

Net cash provided by (used in) operating
     activities                                    $(165,670)      $(205,010)

Net cash provided by (used in) investing
    activities                                       (78,613)       (262,992)

Net cash provided by (used in) financing
     activities                                      244,283         486,115
                                                   ---------       ---------


Net increase (decrease) in cash                            0          18,113

Cash at beginning of period                                0               0
                                                   ---------       ---------

Cash at end of period                                      0          18,113
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

INTERIM FINANCIAL STATEMENTS.  The accompanying condensed financial statements
-----------------------------
have been prepared in accordance with instructions to quarterly reports on form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1998 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for periods ended June 30, 1998 are not necessarily indicative of operating results for the full year.

INVENTORY NOTE AGREEMENT.  The Company negotiated an inventory note arrangement
-------------------------
with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory financing in the form of a line credit of $44,000 on invoiced amounts to the Company. The line of credit bears an interest rate of 10% per annum. The amount of one sixth (1/6) of the principal balance outstanding on the line of credit, plus any accrued interest thereon, shall be due and payable commencing January 15, 1998, and continuing on the 15th day of each successive month until the line of credit has been fully paid. The amount outstanding on the line of credit was $21,961 as of June 30, 1998.

SETTLEMENT AGREEMENT.  On December 5, 1997, the Company entered into a
---------------------
Settlement Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 85,000 shares of the Company's common stock for $.08 per share. The note is due in 30 monthly installments of $1,995 from January 1998 through June 2000 and the warrant is exercisable at anytime prior to its expiration on December 5, 2000. The amount outstanding was $47,884 as of June 30, 1998.

                         ENTOURAGE INTERNATIONAL, INC.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL  RESOURCES
--------------------------------

  The restructuring begun by the Company in December 1995 has had a positive effect, but the Company continues to suffer from liquidity shortages and less than acceptable sales levels. The restructuring program includes reducing G&A expense levels, refocusing and redirecting management resources toward corporate retail Biozhem Skin Care center profitability improvement, development of an expanded line of skin care products under the brand name Biozhem and an aggressive advertising campaign to increase the Company's customer base. In addition, a new women's color product line was introduced in April 1997 under the name of Colour Concepts which has opened a new area of potential sales.

  The aggressive advertising campaign is to be in the form of a new "infomercial". A new "infomercial" featuring a new treatment line of skin care products currently under development and should be ready for a late fall media launch. Funding delays have slowed the production and have resulted in lower sales than had been anticipated for current fiscal year. The Company's experience with "infomercials" indicates that this form of advertising, on a national basis, should increase sales, expand the Company's existing customer base and help the overall liquidity of the Company.

  However in spite of the restructuring, the Company continues to experience liquidity shortages as a result of less than acceptable sales levels. The Company has made progress in reducing the gap between current assets and current liabilities with current liabilities in excess of current assets of $114,972 as of June 30, 1998 compared with current liabilities in excess of current assets of $135,918 as of September 30, 1997 and $186,703 as of March 31, 1998. The net loss of $195,914 for the nine months ended June 30, 1998 decreased the working capital position as of June 30, 1998.

  Cash remained at $0 as of March 31, 1998 and June 30, 1998.

  Accounts payable and accrued liabilities increased from $112,795 as of September 30, 1997 to $162,998 as of June 30, 1998 primarily as a result of increased inventory levels in anticipation of the new "infomercial" and other assets.

  The Company, as of September 1, 1997, acquired a $50,000 operating line of credit. However, the Company must rely on cash management and profitability during fiscal year 1998 in order to sustain its operations. Subsequent to year end, the Company has completed additional equity financings and is actively pursuing additional financing sources. Although management believes the Company will improve its profitability, if management can not achieve its 1998 operating plan because of sales shortfalls or other unfavorable events and if liquidity shortages continue, the Company may find it necessary to further reduce expenses, seek additional funds from outside the Company, or undertake other actions as may be appropriate.

              RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1998
              ---------------------------------------------------
                   COMPARED WITH QUARTER ENDED JUNE 30, 1997
                   -----------------------------------------

  The net loss for the continuing operations for the quarter ended June 30, 1998 was $92,055 ($.004 per share), compared with a net profit of $12,982 ($.002 per share) for the quarter ended June 30, 1997. The net profit for the quarter ended June 30, 1997 resulted from expense adjustments after final reconciliation of the 1995 accounts payable in the amount of $34,096. In addition, accrued interest for the BFS note was forgiven and canceled in the amount of $12,000. Funding delays have delayed the production of a new "infomercial" featuring a new treatment line and have resulted in lower sales than had been anticipated for the current fiscal year. The Company's experience with "infomercials" indicates that this form of advertising, on a national basis, should increase sales, expand the Company's existing customer base and help the overall liquidity of the Company.

  Net sales for the continuing operations for the quarter ended June 30, 1998 were $283,602 compared with net sales of $311,811 for the quarter ended June 30, 1997. The decrease in net sales was primarily because of reduced volumes as a result of reduced sales at the franchise division. One franchise location closed in May 1997 and two more were acquired in by the Company in the BFS acquisition transaction in February 1997 and two more franchises were acquired in July 1997 all of which are now part of the Company's retail division. During the quarters ended June 30, 1998 and 1997 respectively, net sales increased in the retail division by about $2,000 (1%). Sales volume in the franchise division declined by about $30,000 or 29% during the quarter ended June 30, 1998 compared with the quarter ended June 30, 1997 due to the closure of one franchise location and the acquisition of the four franchise locations by the Company's retail division.

  Gross margin was 81% for the quarter ended June 30, 1998 and 83% for the quarter ended June 30, 1997. The decreased gross margin percentage resulted primarily from the introduction of promotional sales events each month which offered different volume discounts.

  Operating expenses for the quarter ended June 30, 1998 were about $316,000 compared with about $244,500 for the quarter ended June 30, 1997 primarily as a result of increased advertising by approximately $23,000 and additional expenses associated with the acquisition of two franchise locations by the retail division in July 1997. Overall, the Company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1998.

  The Company increased its advertising expenditures during the quarter ended June 30, 1998 to about $12,200 from about $(10,600) in the quarter ending June 30, 1997, and about $9,600 in the quarter ended March 31, 1998. The advertising expense in the financial section (see page 4) shows a credit for the quarter ended June 30, 1997 in the amount of $10,579. Final reconciliation of the 1995 accounts payable resulted in a credit adjustment to advertising expense in the amount of $17,620. The Company has focused its advertising on special mailings to the Company's existing customer base on a monthly basis. A new "infomercial" is under production and should be ready for a fall media launch.

  Selling, general and administrative expenses showed a net increase of about $40,000 for the quarter ended June 30, 1998 compared with the quarter ended June 30, 1997 primarily as a result of the addition of two retail locations.

            RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1998
            -------------------------------------------------------
                 COMPARED WITH NINE MONTHS ENDED JUNE 30, 1997
                 ---------------------------------------------

  The net loss for the continuing operations for the nine month period ended June 30, 1998 was $195,914 ($.008 per share) compared with a net profit of $4,908 ($.001 per share) for the nine month period ended June 30, 1997. The net profit for the period ended June 30, 1997 was primarily due as a result of a final reconciliation of 1995 accounts payable and a resulting expense adjustment of $34,096 and the cancellation of the accrued interest on the BFS note payable in the amount of $12,000. Funding delays have slowed the production of a new "infomercial" featuring a new treatment line and has resulted in lower sales than had been anticipated for current fiscal year. The Company's experience with "infomercials" indicates that this form of advertising, on a national basis, should increase sales, expand the Company's existing customer base and ad to the overall profitability of the Company.

  Net sales for the nine month period ended June 30, 1998 were $899,584 compared with net sales of $855,179 for the period ended June 30, 1997. The increase in net sales was generally because of increased volumes in the retail division of about $144,000 and a decrease of about $100,000 in the franchise division. Both resulted from the acquisitions of franchise stores by the retail division in February and July 1997 and the closure of one franchise location in April 1997.

  Gross margin remained constant at 81% for the nine month period ended June 30, 1998 and 81% for the nine month period ended June 30, 1997. The gross margin in the quarter ended June 30, 1998 was 81% as well.

  Operating expenses for the nine months ended June 30, 1998 were about $906,000 compared with about $704,800 for the nine months ended June 30, 1997 generally due to the addition of two stores in February 1997 and two stores in July 1997. The nine months ended June 30, 1998 included approximately $322,500 in operating expenses for these four stores as compared to approximately $108,000 for these same stores in the nine months ended June 30, 1997. The quarter ended June 30, 1997 included an expense adjustment of $34,096 after the reconcilement of the 1995 accounts payable. In addition, interest on the note to Biogime Franchise Services, Inc. ("BFS") was forgiven and canceled in the amount of $12,000.

  The Company increased its advertising expenditures during the nine months ended June 30, 1998 compared with the nine months ended June 30, 1997 from about $21,000 to about $50,500, primarily as a result of focusing its advertising format to direct mailings until the new "infomercial" is completed. Advertising as a percentage of net sales was 6% for the nine months ended June 30, 1998 compared to 3% for the six months ended June 30, 1997.

  Selling, general and administrative expenses showed a net increase of about $137,000 for the nine month period ended June 30, 1998 compared to the nine months ended June 30, 1997 generally due to the addition of two stores in February 1997 and two stores in July 1997. The nine months ended June 30, 1998 included approximately $283,600 in selling and general administration expenses for these four stores as compared to approximately $96,000 for the nine months ended June 30, 1997.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 1997

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

              Exhibit 27 - Financial Data Schedule

          b)  Reports on Form 8-K

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



                                       ENTOURAGE INTERNATIONAL, INC.
                                       -----------------------------
                                               (registrant)


Date: August 11, 1998                  By:    /s/ John C. Riemann
                                           -------------------------

                                       John C. Riemann
                                       Chief Executive Officer
                                       (Responsible Financial Officer)