Form 10KSB40
period 1998-09-30
BIOZHEM COSMECEUTICALS INC
filed 1998-12-30
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D.C. 20549

                                 FORM  10-KSB

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1998


                        Commission file number 1-14725
                                               -------

                         BIOZHEM COSMECEUTICALS, INC.
                (Name of Small Business Issuer  in its Charter)
                    formerly ENTOURAGE INTERNATIONAL, INC.
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


Issuer's  telephone number, including area code (949) 488-2184
                                                --------------
Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,160,757.

     As of September 30, 1998, the aggregate market value of the issuer's common stock, $.001 par value, held by nonaffiliates of the issuer, is $2,370,279 computed based upon bid and ask quotes averaging $.40 per share. An active trading market exists.

                               TABLE OF CONTENTS


PART I

Item 1     Description of Business.......................................3-6

Item 2     Description of Property.........................................6

Item 3     Legal Proceedings...............................................6

Item 4     Submission of Matters to a Vote of Security Holders...........7-8


PART II

Item 5     Market for Common Equity and Related Stockholder Matters........9

Item 6     Management's Discussion  and Analysis of Plan of Operations..9-13

Item 7     Financial Statements........................................14-32

Item 8     Changes In and Disagreements With Accountants
           on Accounting and Financial  Disclosure........................33


PART III

Item 9     Directors, Executive Officers, Promoters and Control
           Persons;Compliance with Section 16 (a) of the Exchange Act..34-35

Item 10    Executive Compensation.........................................35

Item 11    Security Ownership of Certain Beneficial Owners
           and Management..............................................36-37

Item 12    Certain Relationships and Related Transactions.................38

Item 13    Exhibits, Lists and Reports on Form 8-K.....................39-40


                                    PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

     Business Development
     --------------------

     Biozhem Cosmeceuticals, Inc. ("Biozhem" or "the Company"), formerly known as Entourage International, Inc., is a Texas corporation which commenced operations in 1984.

     The Company's most significant operations involve the sale of Biozhem Skin Care Products, formerly Biogime Skin Care, which it distributes through a network of Company owned retail stores and one licensed retail store. The Company enters into marketing and distribution agreements with manufacturers of specific products or product lines and resells those products through company-owned retail stores and one licensed retail store.

     On January 31, 1997, the Company, through a wholly owned subsidiary, BFS Acquisition Corp. "BAC", entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services USA, Inc. (BFS), a company owned by an Officer/Director of the Company, whereby BFS was merged into BAC. As a result of the merger, BAC acquired all of the assets of BFS amounting to $273,895 and assumed all of the liabilities of BFS amounting to $184,700. The assets included a $175,000 promissory note payable by the Company to BFS which was due on demand. Following the merger, this indebtedness was canceled. The merger consideration consisted of 1,500,000 shares of common stock issued to the shareholders of BFS valued at $300,000. In connection with the acquisition, the Company recorded $210,805 in goodwill.

     On July 1, 1997, the Company acquired the assets of two retail stores from a franchisee for consideration of $107,155, consisting of a promissory note in the amount of $49,095, forgiveness of liabilities due to the Company of $55,060 and assumption of liabilities in the amount of $3,000. The note bears interest at of 8% per annum with principal and interest payments due monthly from July 15, 1997 through July 15, 2000.

     On December 5, 1997, the Company entered into a Settlement Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 17,000 shares of the Company's common stock for $.40 per share.


     Business of Issuer
     ------------------

     A.  Products

         The company markets Biozhem skin care  products.

     Biozhem Skin Care Products:  The Company's primary products are a series of
     --------------------------
     skin care formulations marketed and sold using the name Biozhem. Sales in the Biozhem product line consist primarily of the five-step "Woman's Skin Care System". This five-step process is specially formulated to clean and condition the skin. The formulation consists of natural ingredients and the Company has eliminated certain ingredients which are known to be damaging to the skin. The Biogime name was used for the fifteen months following the December 21, 1995 transfer of the direct sales division, after which the name "biozhem" was used by Entourage, now known as Biozhem Cosmeceuticals, Inc.. (See notes to financial statements)

     B.   Distribution

     At September 30, 1998, Biozhem skin care products are marketed through seven Company-owned retail stores and one franchised store and one licensed retail store.

               (1) Company-owned Retail Stores
                   ---------------------------

     During fiscal 1998, the Company operated seven Company-owned retail stores under the name Biozhem Skin Care Center. Sales through Company-owned retail stores were 96% and 86% of total sales in the fiscal years ended September 30, 1998 and 1997 respectively. The locations with opening and closing dates (during the current and previous fiscal years) of the Company-owned and operated retail stores as of September 30, 1998 were:

               Dallas, Texas (March 1991)
               Phoenix, Arizona (March 1992)
               Denver, Colorado (March 1993)
               Santa Ana, California (February 1997)
               San Diego, California (February 1997)
               Tulsa, Oklahoma (July 1997)
               Oklahoma City, Oklahoma (July 1997)
               San Jose, California ( March 1993) (Closed September 1997) Tampa, Florida (April 1993) (Closed September 1997) Chicago (Oakbrook), Illinois (September 1993) (Closed
                September 1996)

     The San Jose, Santa Ana, San Diego, Tulsa and Oklahoma City stores were acquired from franchisees; the other stores were opened by the Company.

     Management evaluated the profitability of all its retail stores and closed the unprofitable stores in Chicago in September of 1996 and Tampa in September of 1997. These stores had shown losses since their opening. The Company will continue to evaluate the profitability and continued operations of the other retail stores. The San Jose store was closed at the end of its lease with the intention of relocating to a large regional mall.

               (2)  Franchised and Licensed Retail Stores
                    -------------------------------------

     Biozhem products have been distributed through two and four franchised and licensed retail stores under the Biozhem Skin Care Center name through September 30, 1998 and 1997, respectively. Their operations were the responsibility of BFS until January 31, 1997, when BFS was acquired by the Company. These retail stores are located in Kentucky, Oklahoma, Nevada and Hawaii. During 1997 the Company acquired the Santa Ana and San Diego franchises from BFS as well as purchasing the Tulsa and Oklahoma City franchises from Hogan, Inc. The Atlanta franchise closed April 1997.

     Sales to franchised and licensed retail stores and or sales to BFS through January 31, 1997 were 4% and 14% of total sales for the fiscal years ended September 30, 1998 and 1997, respectively.

                (3) International Export Operations
                    --------------------------------

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

     C. Competition

     Biozhem competes with a large number of companies and product lines in the states in which its products are sold. Many competitive companies are well established and have research, financial and manufacturing capabilities and other resources substantially greater than those of Biozhem. Retail competition consists of major cosmetic companies such as Estee Lauder, Clinique and Lancome and national retailers such as Body Shop and Garden Botanica.

     Biozhem has developed extensive training materials to acquaint retail store employees with effective sales techniques and the various aspects of the Company's products. In addition, the Company offers fewer products than those of its national competitors, and its retail store employees therefore focus on the sale of fewer types of products or product lines. As a result, the Company believes its retail store employees have a greater knowledge and understanding of the Company's products which permits a more thorough and effective sales presentation from the retail store employee to the customer.


     D. Suppliers

     The Company has an agreement with Arizona Natural Resources, Inc. ("ANR"), whereby ANR produces for Biozhem a series of skin care formulations known as Biozhem. By agreement, ANR is committed to supervise the manufacture (including, without limitation, the bottling and packaging) of the multi-step skin care formulations and other related skin care products, and to produce and deliver to the Company the full requirements of the Company with respect to those products. Biozhem is required to pay ANR an amount per bottle ordered, as stipulated in the agreements, and all shipping and delivery costs. The agreement does not contain provisions which would require the Company to purchase minimum volumes thereunder. This agreement is currently contracted on a month-to-month basis.

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

     The Company extends a 90-day return policy which permits customers to return merchandise on an initial order in exchange for cash (less a restocking charge) or replacement merchandise.


     E. Patents, Trademarks and Copyrights

     The Company utilizes no patents or copyrights in connection with any of its operations. The Company operates under a trademark registration for "Biozhem". The trademarks "Biogime" and "Biogime Skin Care Center" were being used in the United States until March 21, 1997. The service marks, trade name Biogime, the design logo and the three Federal trade-mark registrations relating to Biogime were transferred to Biogime in the December 21, 1995, transfer of the Company's interest in Biogime to certain shareholders. As part of this agreement, a consent agreement was signed by the Company and Biogime allowing the Company to use the Biozhem mark concurrently with Biogime's use of the Biogime marks. A service mark application was filed on May 27, 1997 for Biozhem's "Advanced Skin Care Solutions". Trade name and trade mark applications were also filed on May 27, 1997, for Biozhem, Biozhem Skin Basics, Biozhem Body Basics and Colour Concepts by Biozhem. The Company seeks to protect its proprietary interests in its products by applying for patents, trademarks and/or copyrights as circumstances warrant.

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



     G. Employees and Consultants

     Biozhem employs 12 full-time and 13 part-time persons, one of whom is an officer and director of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 2,400 square feet of office and warehouse space within a business park setting in San Juan Capistrano, California. The Company also leases retail space for each Company-owned retail center which it operates as a Biozhem Skin Care Center in the various locations. Generally, retail stores are located in small, upscale shopping centers with 700 to 1,000 square feet of space each. The total lease commitments are $204,000, $129,000, $85,000, $51,000 and $17,000 in fiscal years 1999, 2000, 2001,
     2002 and 2003, respectively.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (1)   Election of Board of Directors

     An Annual Meeting of shareholders was held on August 18, 1998. The Board of Directors was reelected and consists of John C. Riemann, Director/CEO, Warren L. Hernand, Stan R. Wylie, Paul A. Reyff Sr., and Alan Goldsberry.

                (2)   Name Change of Corporation

     The Board of Directors proposed that Article One of its Articles of Incorporation be amended to change the name of the Company to "Biozhem Cosmeceuticals, Inc." The Board felt that the proposed new name of the Company would have various beneficial effects on the Company's image, marketing efforts and public recognition. The final vote was 4,163,985 in favor, 7,367 against and 41,255 abstained.

                (3) Reclassification of Common Stock/Authorization of Additional Common Stock/ Authorization of Preferred Stock

     The Board of Directors proposed that Article Four of the Articles of Incorporation be amended to (i) reclassify each share of issued and outstanding Common Stock of the Company into one-fifth (1/5) of a share of Common Stock, (ii) increase the number of authorized shares of Common Stock to 100,000,000, (iii) authorize 10,000,000 shares of Preferred Stock, and
     (iv) authorize the Board of Directors to establish series of Preferred Stock by fixing and determining the designations, preferences, limitations and relative rights, including voting rights, of the shares of any series so established. The final vote was 4,007,882 in favor, 26,074 against and 41,075 abstained. Note - all share amounts have been adjusted throughout this 10-KSB to reflect the 1 for 5 split.

                (4)   Eliminate Cumulative Voting

     The Board of Directors proposed that Article Nine of the Articles of Incorporation be amended to eliminate cumulative voting by shareholders in the election of directors. If approved, in future elections of directors of the Company, the holders of a majority of shares voting for the election of directors can elect all the directors if they choose to do so, thereby eliminating the possibility of the election, through the use of cumulative voting rights, of one of more members to the Board of Directors by holders of less than a majority of the shares for the election of directors. The final vote was 3,619,771 in favor, 301,869 against and 41,695 abstaining.

                (5)   Limit Director Liability

     The Board of Directors recommended that the shareholders consider and approve a proposal to amend the Company's Articles of Incorporation to include a new Article Ten. The proposed Article Ten would limit the personal liability of the Company's directors to the Company or its shareholders for monetary damages for certain acts or omissions by the directors in their capacities as directors. The final vote was 4,164,348 in favor, 6,424 against and 41,675 abstaining.


                (6)   Shareholder Action by Written Consent

     The Board of Directors recommended that the Articles of Incorporation be amended by adding a new Article Eleven. Article 9.10A of the TBCA provides that the Articles of Incorporation of a Texas corporation may provide that any action required by the TBCA to be taken at any annual or special meeting of shareholders, or any action which may be taken at any annual or special meeting of shareholders, may be taken without a meeting, without prior notice, and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holder or holders of shares having not less than the minimum number of votes that would be necessary to take such action at a meeting at which the holder of all shares entitled to vote on action were present and voted. The final vote was 3,774,532 in favor, 259,544 against and 41,395 abstaining.

                (7)   Adoption of 1998 Stock Option Plan

     On July 6, 1998, the Board of Directors of the company approved and recommended for the submission to the shareholders for their adoption the 1998 Stock Option Plan of Entourage International, Inc., know known as Biozhem Cosmeceuticals, Inc. (the "1998 Plan") which would be effective on July 6, 1998 subject to the approval of the shareholders.

     The purpose of the Plan is to provide the officers and employees of the Company and its subsidiaries and other eligible individuals an incentive through the grant of options to acquire stock in the Company and encourage them to remain in the Company's service. The Plan would provide the Company means to reward outstanding performance, enhancing its competitive position and attracting and retaining key personnel.

     Under the Plan, the Committee may, at any time prior to July 6, 2008 , grant to eligible persons either stock options or non-qualified stock options for an aggregate of 1,000,000 shares of the Company's Common Stock. Any unexercised or canceled stock options may be reoptioned under the Plan. Although not eligible to receive grants of incentive stock options, members of the Board of Directors of the Company who are not full-time employees of the Company or one of its subsidiaries are eligible to receive grants of options. Directors who are full-time employees of the Company or one of its subsidiaries are eligible to receive grants of either incentive stock options or other options.

     Stock options granted under the Plan may be exercisable in whole or part at any time or from time to time during their respective terms, but only to the extent that they have vested and only by tendering to the Company written notice of exercise accompanied by the purchase price. The final vote was 4,013,448 in favor, 26,294 against and 41,755 abstaining.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     Historically, the Company's common stock was traded in the over-the-counter market of NASDAQ under the symbol "ENTG". On January 23, 1991, the Company was notified that its stock was delisted from the NASDAQ system because of the limited number of firms making a market for the Entourage stock under the NASDAQ system. Though there is still a limited market in the Company's common stock now under the symbol "BZHM", there have been sporadic bid prices quoted during fiscal year 1998. The following table sets forth the high and low bid prices of Biozhem common stock for the periods shown. Information on December, March and June quarters is not available.

              Quarter Ended           Bid Prices
              -------------           ----------
                                      Low   High

              September 30, 1998     $.25   $.50
              September 30, 1997      .40    .90


     The above quotations reflect inter-dealer prices, without retail mark-up, markdowns or commission, and may not necessarily reflect actual transactions. The above quotations have been adjusted to reflect the 5 for 1 stock split at August 18, 1998 (see Note 10).

     As of September 30, 1998, there were approximately 660 record holders of the Company's common stock.

     Biozhem has paid no dividends on its common stock and has no present plans to do so. Biozhem's Board of Directors intends to retain earnings, if any, to finance the growth and development of the business of Biozhem. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements and earnings, if any, of Biozhem, as well as other factors which the Board of Directors may deem relevant.


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

     General
     -------


     The Company was sued by Biogime International, Inc. (BII) on June 14, 1996 for damages related to alleged breaches of certain agreements signed on December 21, 1995. A settlement was reached on November 20, 1996 under which the Company paid $20,000 to BII.

     The Company closed two of its retail stores in September 1997. The closures resulted in a charge of $16,000 for the write-off of leasehold improvements and other assets, inventory, settlements of lease commitments, severance payments and related legal fees. One store was closed at the end of its lease period with the intention of being relocated to a large regional mall. Its computer customer data base is being serviced currently by other locations. The other store was closed permanently. The net sales for the two closed locations were less than $153,000 in 1997.

     On January 31, 1997, the Company, through a wholly owned subsidiary, entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services USA, Inc. (BFS), a company owned by an Officer/Director of the Company. As a result of the merger, the Company acquired all of the assets of BFS, amounting to $273,895, and assumed all the liabilities of BFS, amounting to $184,700. The assets included a $175,000 promissory note payable by the Company to BFS which was due on demand. Following the merger, this indebtedness was canceled. The merger consideration consisted of 1,500,000 shares of common stock issued to the shareholders of BFS.

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

     The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair value and the operations of the retail stores acquired are included in the consolidated statement of operations beginning July 1, 1997. Goodwill, a covenant not to compete and customer list of $50,155, $20,000, and $15,000, respectively, were recorded in connection with this transaction. (Note 5)

     On December 5, 1997, the Company entered into a Settlement Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 17,000 shares of the Company's common stock for $.40 per share.

     On August 18, 1998, the Company's shareholders voted in favor of reclassifying each share of issued Common Stock of the Company into one-fifth (1/5) of a share of Common Stock.


     Liquidity
     ---------

     The Company has experienced severe liquidity shortages beginning in August 1994. A lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing and the need for a new infomercial and legal expenses incurred in connection with the BII transfer have contributed to the deterioration of the Company's liquidity and capital position. Current liabilities exceeded current assets by

     $279,361 and $135,918 at September 30, 1998 and September 30, 1997,
     respectively. In addition, cash balances were $0 at September 30, 1998 and 1997.

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

     On January 30, 1997, the Company issued a total of 573,500 shares of common stock as follows: 75,000 shares were issued in lieu of a cash payment for director fees totaling $15,000; 69,750 shares were issued in lieu of a cash payment to a director for financial consulting services totaling $13,950; 228,750 shares were issued in lieu of a cash payment to Iamco Financial Corp., a company owned by a director, for corporate consulting and advisory services totaling $45,750; 200,000 shares were awarded an officer/director as a bonus for the accomplishment of specific activities totaling $40,000. On June 23, 1997, 40,000 shares were issued in lieu of cash payments for legal fees totaling $10,000.

     During 1997, the Company issued 1,500,000 shares of the Company's common stock, valued at $300,000, in connection with the acquisition of BFS. In addition, the Company raised $410,000 through a private placement sale of 1,730,000 shares of the Company's common stock.

     During 1998, the Company sold 366,667 shares of its common stock. Proceeds to the Company were $105,000, net of offering costs of $0.

     During 1998, the Company committed 356,666 shares of common stock for $121,950. In connection with this offering, the Company issued 52,319 shares of its previously unissued common stock and paid $5,502 as offering costs.

     On September 15, 1998, the Company issued a total of 16,668 shares of common stock for consulting fees to an outside firm at a share price of $.50 for a total of $8,334. On September 30, 1998, the Company issued a total of 554,761 shares of common stock as follows: 463,096 shares were issued to shareholders to convert $127,352 of debt to equity and an additional cost of $34,885 as a result of the inducement to convert, 91,665 shares of common stock were issued in lieu of cash payment for unpaid directors' fees for a total of $45,833.


     On December 28, 1998, the Company signed a new note with Eldorado Bank, with an interest rate at prime plus 3%, with terms as follows: interest only through January 1999, 1 principal payment of $10,000 plus interest on February 1, 1999, 1 principal payment of $15,000 plus interest on March 1, 1999, 1 principal payment of $15,000 plus interest on April 1, 1999 and a final principal and interest payment of $9,585.10 on May 1, 1999. The Company must still rely primarily on operating cash flow and cash management to sustain its operations. The Company's 1999 operating plan contemplates improved operating results and cash flow. Subsequent to year end, the Company has completed an additional equity financing of $16,000 in private placement and is actively pursuing additional financing sources. If management cannot achieve its 1999 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.


     The Company believes that the cash generated from operating activities, trade credit and private placements will be sufficient to fund its operations for the next twelve months, however, there can be no assurance that this will be the case. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

     Operations - 1998 Compared to 1997
     ----------------------------------

     Biozhem incurred a loss from continuing operations of $534,382 in 1998 compared to a loss from continuing operations of $190,744 in 1997.

     Net sales in 1998 showed an increase of approximately $3,600 over 1997. The Company closed two retail stores and acquired four franchise locations in 1997, which reflects the impact of an increase in retail sales of approximately $109,000, offset by a decrease in franchise sales of approximately $105,400. Average monthly sales per Company owned store remained constant at $13,000 in 1998 and 1997. Company owned stores accounted for 96% and 86% of total net sales in 1998 and 1997, respectively. Franchised and licensed stores accounted for 4% and 14% of total net sales in 1998 and 1997, respectively.

     Gross profit in 1998 decreased by $10,096 or 1% as compared to the corresponding amount for 1997. Gross profit as a percentage of net sales decreased slightly to 81% in 1998 from 82% in 1997. Gross profit as a percentage of net sales at Company owned stores was 82% and 85% in 1998 and 1997, respectively, and 54% and 62%, respectively, for sales to franchise stores.

     Selling, general and administrative expenses increased by $290,272 or 27%, in 1998 as compared to 1997 due primarily to the following. Payroll and payroll tax expense increased approximately $53,500 in 1998 due to the acquisition of two retail stores in July 1997. Local advertising , catalogs and monthly mailings, increased approximately $52,000 to $80,000 in 1998 compared to approximately $28,000 in 1997. Consulting fees increased approximately $18,600 to $24,600 in 1998 compared to $6,000 in 1997. Insurance expense was approximately $6,400 in 1998 compared to a negative expense in 1997 of $13,600 due to a refund from the Company's carrier. Meeting expense increased $12,100 due to the Company's annual meeting held in August 1998. Directors fees were $45,833 in 1998 compared to $0 in 1997. Shareholder communication expense was $12,644 in 1998 compared to $0 in 1997 due to the Company's annual meeting held in August 1998.

     Depreciation and amortization increased in 1998 by $23,379 as compared to 1997. The increase was due primarily to the acquisition of two retail stores in February 1997 and two in July 1997 and the amortization of goodwill for a full twelve months in 1998 compared to eight months and three months in 1997.

     Interest expense increased by $15,253 in 1998 as compared to 1997. The increase was due primarily to the increase in debt the Company incurred in 1998.

     At September 30, 1998, the Company had a federal net operating loss carryforward of approximately $4,135,000. If not used to offset future taxable income, these loss carryforwards will expire between 2002 and 2012. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions in 1996 and 1997 may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforwards unusable.

     Based on numerous factors but not limited to the Company's historical losses, management believes that it cannot demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 1998. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

     Year 2000
     ---------

     The Company is currently assessing computer hardware and software difficulties that may be experienced in connection with the so-called "Year 2000" problems. The Company currently relies upon computer hardware and software systems from various third party vendors to manage critical functions of the Company. Internally generated software systems do not comprise a material element of the Company's information technology. The Company is in the process of securing from third party software and hardware vendors, including providers of telephone services, certificates of compliance with Year 2000 issues for currently installed systems that are material to the Company's operations. At this time, the Company expects that its key information technology vendors will be compliant with Year 2000 requirements. A failure by a third party vendor to adequately address the Year 2000 issue could have a material adverse effect on the Company. In addition, the magnitude of certain risks, for example those associated with embedded chips, are unknown at this point, and could nevertheless have a material adverse impact on the Company and other companies in its industry.

Item 7: Financial Statements





Reports of Independent Auditors.........................................15-16

Consolidated Financial Statements
---------------------------------

Consolidated Balance Sheets as of September 30, 1998 and 1997..............17
Consolidated Statements of Operations  Years ended
September 30, 1998 and 1997................................................18
Consolidated Statements of Stockholders' Equity Years ended
September 30, 1998 and 1997................................................19
Consolidated Statements of Cash Flows  Years ended
September 30, 1998 and 1997................................................20
Notes to Consolidated Financial Statements..............................21-32


                        Report of Independent Auditors

Board of Directors and Stockholders
Biozhem Cosmeceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Biozhem Cosmeceuticals, Inc., formerly Entourage International, Inc. and its subsidiary, (the Company) as of September 30, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of Biozhem Cosmeceuticals, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biozhem Cosmeceuticals, Inc. and its subsidiary at September 30, 1998 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in
Note 1 to the consolidated financial statements, the Company's recurring operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                  Corbin & Wertz


Irvine, California
November 20, 1998,
  except as to Note 6, which is as of December 28, 1998

                         Report of Independent Auditors

Board of Directors and Stockholders
Biozhem Cosmeceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Biozhem Cosmeceuticals, Inc., formerly known as Entourage International, Inc., and its subsidiary (the Company) as of September 30, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biozhem Cosmeceuticals, Inc. and its subsidiary at September 30, 1997 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in
Note 1 to the consolidated financial statements, the Company recurring operating losses and working capital and stockholders' equity deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                               Ernst & Young LLP


Orange County, California
November 14, 1997, except for Note 12 as to which the date is December 5, 1997

                         Biozhem Cosmeceuticals, Inc.

                         Consolidated Balance Sheets


                                                                                    September 30,
                                                                           1998                     1997
                                                                         -----------------------------------
Assets
Current assets:
 Trade accounts receivable                                                $     3,002          $     9,377
 Inventory                                                                     90,322               77,302
 Prepaid expenses and other current assets                                      5,238                2,122
                                                                         -----------------------------------
Total current assets                                                           98,562               88,801

Property and equipment, net                                                    62,140               77,493



Intangible assets, net                                                        288,598              280,006

Other assets                                                                   72,001               23,829
                                                                         -----------------------------------
                                                                          $   521,301          $   470,129
                                                                         ===================================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued liabilities                                 $   212,919          $   112,795
 Notes payable and line of credit                                             118,069               86,609
 Current portion of long-term debt                                             46,935               25,315
                                                                         -----------------------------------

Total current liabilities                                                     377,923              224,719

Long-term debt, less current portion                                           93,835               99,337

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1.00 par value:
      Authorized shares - 10,000,000
      Issued and outstanding - none                                                 -                    -
 Common stock, $.001 par value:
      Authorized shares  100,000,000
      Issued and outstanding shares - 4,945,282 and
      4,578,615 at September 30, 1998 and 1997, respectively                    4,945                4,579

 Common stock subscribed, $.001par value - 980,414 shares                         980                    -
 Additional paid-in capital                                                 4,252,412            3,815,906
 Accumulated deficit                                                       (4,208,794)          (3,674,412)
                                                                         -----------------------------------
Total stockholders' equity                                                     49,543              146,073
                                                                         -----------------------------------
                                                                          $   521,301          $   470,129
                                                                         ===================================

See independent auditors reports and accompanying notes to the consolidated financial statements.

                         Biozhem Cosmeceuticals, Inc.

                     Consolidated Statements of Operations


                                                                          Years ended September 30,
                                                                          1998                1997
                                                                        -----------------------------

Net sales                                                                 $1,160,757     $1,157,196
Cost of sales                                                                223,258        209,601
                                                                        -----------------------------
Gross profit                                                                 937,499        947,595

Expenses:
 Selling, general and administrative                                       1,371,552      1,081,280
 Depreciation                                                                 25,465         25,683
 Amortization                                                                 42,086         18,489
                                                                        -----------------------------
Total operating expenses                                                   1,439,103      1,125,452
                                                                        -----------------------------

Operating loss                                                              (501,604)      (177,857)
Interest expense                                                             (32,792)       (17,539)
Other income                                                                      14          4,652
                                                                        -----------------------------

Loss from operations                                                        (534,382)      (190,744)


                                                                        -----------------------------
Net loss                                                                  $ (534,382)    $ (190,744)
                                                                        =============================

Net loss per common and common equivalent share basic
and diluted                                                                    $(.11)         $(.07)
                                                                        =============================

See independent auditors reports and accompanying notes to the consolidated financial statements..

                          Biozhem Cosmeceuticals, Inc.
                       Statements of Shareholders' Equity
                    Years Ended September 30, 1998 and 1997

                                                                              Additional
                                                          Committed Common     Paid in      Accumulated
                                       Common Stock            Stock           Capital        Deficit         Total
                                 --------------------------------------------------------------------------------------
                                  Shares       Amount     Shares    Amount     Amount         Amount          Amount
                                 --------------------------------------------------------------------------------------

Balances at September 30, 1996      735,115    $  735          -   $     -    $2,985,050    $(3,483,668)     $(497,883)

   Common stock issued            3,843,500     3,843                            830,857                       834,700

   Net loss                               -                                                    (190,744)      (190,744)
                                 ----------------------------------------------------------------------------------------
Balances at September 30, 1997    4,578,615    $4,578          -     $   -    $3,815,907    $(3,674,412)    $  146,073
                                 ----------------------------------------------------------------------------------------
                                                                                                                     -
Stock Issuance                      366,667       367                            104,633                       105,000

Shares committed to investors,                                                                                       -
   net of offering costs
   of $5,502                                             356,666       356       116,092                       116,448

Shares committed for
   Offering costs                                         52,319        52           (52)                            -

Shares committed for
   consulting fees                                        16,668        17         8,317                         8,334

Shares committed upon
   conversion of debt, including                         463,096       463       161,774                       162,237
   $34,885 of expense as a result
   inducement

Share committed for
   Services                                               91,665        92        45,741                        45,833

   Net  loss                                                                                   (534,382)      (534,382)
                                 ----------------------------------------------------------------------------------------
Balances at September 30, 1998    4,945,282    $4,945    980,414      $980    $4,252,412    $(4,208,794)    $   49,543
                                 ========================================================================================

            See independent auditors reports and accompanying notes to the consolidated financial statements.


                         Biozhem Cosmeceuticals, Inc.

                           Statements of Cash Flows


                                                                                  Years ended September 30,
                                                                                 1998                  1997
                                                                              --------------------------------
Operating activities
Net loss                                                                      $(534,382)            $(190,744)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                                 67,551                44,172
   Loss on disposals of property and equipment                                        -                 3,816
   Common stock issued for services                                              54,167               124,700
   Expense recorded as a result of induced conversion of debt                    34,885                     -
   Changes in operating assets and liabilities
       Trade accounts receivable                                                  4,764                (4,568)
       Inventory                                                                (13,020)              (20,554)
       Prepaid expenses and other                                                (3,116)               (9,058)
       Other assets                                                             (48,172)                    -
       Accounts payable and accrued liabilities                                 100,124              (236,315)
                                                                              --------------------------------
Net cash used in operating activities                                          (337,199)             (288,551)

Investing activities
Purchases of property and equipment                                             (10,112)              (11,059)
Acquisitions                                                                          -                (8,362)

Net cash used in investing activities                                           (10,112)              (19,421)

Financing activities
Common stock issued                                                             221,448               410,000
Proceeds from borrowing                                                         274,171               131,205
Repayment of long-term debt                                                    (148,308)             (233,233)
Net cash provided by financing activities                                       347,311               307,972
                                                                              --------------------------------
Net decrease in cash                                                                  -                     -

Cash at beginning of year                                                             -                     -
                                                                              --------------------------------
Cash at end of year                                                           $       -             $       -
                                                                              ================================
Supplemental disclosure of cash flow information
Cash paid during the year for interest                                        $  32,792             $  17,539
                                                                              ================================
Supplemental schedule of non-cash investing and
financing activities:
Conversion of debt into common stock                                          $ 127,352             $       -
Issuance on debt for the acquisition of
an intangible                                                                 $  49,067             $  49,095
Write-off of accounts receivable in connection with
intangible acquisition                                                        $   1,611             $       -
Common stock issued for acquisition                                           $       -             $ 300,000

See independent auditors reports and accompanying notes to consolidated financial statements.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

1.   Organization

Description of the Company

     Biozhem Cosmeceuticals, Inc. (the Company), formerly known as Entourage International, Inc., and subsidiary markets and distributes consumer products (primarily skin care products) through retail stores which are Company-owned or operated by franchisees in California, Texas, Colorado, Arizona, Oklahoma, Nevada and Hawaii.

     During 1997, as described further in (Note 3), the Company acquired four retail stores from franchisees.

2.   Summary of Significant Accounting Policies


Principles of Consolidation and Basis of Presentation

     The consolidated financial statements for the years ended September 30, 1998 and 1997 (see Note 3) include the accounts of Biozhem Cosmeceuticals, Inc. and BFS Acquisition Corp. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported a loss from operations of $534,382 for the year ended September 30, 1998 and has a working capital deficiency of $279,361 as of September 30, 1998.

     The Company's continued existence is dependent upon its ability to achieve its 1999 operating plan, which contemplates significantly improved operating results and cash flow and to obtain additional financing. There can be no assurances that the Company will be successful in these regards. Since September 30, 1998, the Company has received an additional $16,000 in equity financing.

     If management cannot achieve the 1999 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

     The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition and Concentration of Credit Risk

     Sales to franchisees are recorded when products are shipped. Sales by Company-owned retail stores are recorded when sold to a retail customer. Provisions are made for estimated returns and allowances at the time of sale.

     At September 30, 1998, accounts receivable totaled $3,002. Credit risk is considered by management to be minimal.

Use of Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reported period. Actual results could differ from those estimates.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997


Fair Value of Financial Instruments
     The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its trade accounts receivable, accounts payable, notes payable and line of credit and long-term debt. The carrying amounts of the Company's financial instruments generally approximate their fair values at September 30, 1998. The fair values of the notes payable were not readily determinable as market comparables were not available for such instruments.

Year 2000
     The Company is currently assessing computer hardware and software difficulties that may be experienced in connection with the so-called "Year 2000" problems. The Company currently relies upon computer hardware and software systems from various third party vendors to manage critical functions of the Company. Internally generated software systems do not comprise a material element of the Company's information technology. The Company is in the process of securing from third party software and hardware vendors, including providers of telephone services, certificates of compliance with Year 2000 issues for currently installed systems that are material to the Company's operations. At this time, the Company expects that its key information technology vendors will be compliant with Year 2000 requirements. A failure by a third party vendor to adequately address the Year 2000 issue could have a material adverse effect on the Company. In addition, the magnitude of certain risks, for example those associated with embedded chips, are unknown at this point, and could nevertheless have a material adverse impact on the Company and other companies in its industry.

Inventory
     Inventory consists mainly of skin care products which are stated at the lower of cost or market using the first-in, first-out method. The Company purchases a majority of its inventory from one vendor. These items are readily available from other vendors. However, a change in supplier could cause delays in product delivery and possible losses in revenue which could adversely affect operating results. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for the sales of the Company's products in ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

Property and Equipment
     Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses from retirements and dispositions are credited or charged to income.

     Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 3 to 5 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense amounted to $24,465 and $25,683 for the years ended September 30 1998 and 1997, respectively.

     Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at September 30, 1998.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

Intangible Assets

     Intangible assets consist of covenants not to compete, customer lists and goodwill arising from business combinations (Note 3) and are amortized on a straight-line basis. The covenants are amortized over the contractual term of 3 years. The customer lists are amortized over the expected benefit life of 3 years. Goodwill, representing the excess of the purchase price over the estimated fair market value of the net assets of the acquired business, is amortized over the period of expected benefit of 10 years. The carrying value for goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based upon discounted cash flows of the entity acquired over the remaining amortization period, the carrying value of the goodwill is reduced to estimated fair value. Amortization expense amounted to $42,086 and $18,489 for the years ended September 30, 1998 and 1997, respectively.

     The Company assesses the recoverability of these intangible assets by determining whether the amortization of the asset's balance over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there was no impairment of intangible assets as of September 30,1998.

Advertising

     Advertising costs are expensed as incurred. Advertising costs amounted to $81,048 and $28,165 in 1998 and 1997, respectively. Infomercial costs will be expensed at the time of first airing.

Income Taxes

     The Company provides for income taxes under the liability method. Accordingly, deferred tax assets and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for taxes represents the tax payable or refundable for the period plus or minus the change during the period in deferred assets and liabilities.


Per Share Amounts

     Per share amounts are computed by dividing the applicable operating statement caption amount by the weighted average number of common and dilutive common equivalent shares outstanding during the respective periods. Common equivalent shares consist primarily of stock options and have been excluded from the computation of weighted average shares because their effect would be antidilutive in each of the respective years. Weighted average shares outstanding amounted to 4,766,317 in 1998 and 2,796,235 in 1997. During 1998, the Company effected a 1 for 5 exchange of the Company's common stock (Note 10). All per share amounts in these consolidated financial statements have been restated to reflect the 1 for 5 exchange.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997


     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, warrants and other convertible securities. Both years presented have been restated to adopt the provisions of SFAS No.128. There was no effect on the per share amounts for either period as a result of the adoption of SFAS No. 128.

Stock Based Compensation

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"). "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Recent Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131. Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources: and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Reclassifications
     Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

3.   Acquisitions, Dispositions and Other

     On January 31, 1997, the Company, through a wholly owned subsidiary, BFS Acquisition Corp., ("BAC"), entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services (USA), Inc., ("BFS"), whereby BFS was merged into BAC. (Note 8).

     As a result of the merger, BAC acquired all the assets of BFS amounting to $273,895 and assumed all of the liabilities of BFS in the amount of $184,700. The assets included a $175,000 promissory note payable by the Company to BFS which was due on demand. Following the merger, this indebtedness was canceled. The merger consideration consisted of 1,500,000 shares of common stock issued to the shareholders of BFS.

     The value of the merger consideration as determined by trading prices and quotations for the Company's common stock at the time of the merger was approximately $300,000, which represented the business judgment

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

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

     On July 1, 1997, the Company acquired the assets of two retail stores from a franchisee for consideration of $107,155, consisting of a promissory note in the amount of $49,095 (note 7), forgiveness of liabilities due to the Company of $55,060 and assumption of liabilities in the amount of $3,000. The note bears interest at 8% per annum with principal and interest payments due monthly from July 15, 1997 through July 15, 2000.

     The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair value and the operations of the retail stores acquired are included in the consolidated statement of operations beginning July 1, 1997. Goodwill, a covenant not to compete and customer list of $50,155, $20,000, and $15,000, respectively, were recorded in connection with this transaction. (Note 5)

     The proforma results of operations for 1997, assuming BFS and the acquired franchised retail stores had been acquired as of the beginning of the respective years, are as follows:

                                                                September 30
                                                                    1997
                                                                ------------
     Revenue                                                    $1,436,849
     Net loss before extraordinary gain                           (141,441)
     Net income (loss) after extraordinary gain                   (141,441)
     Loss per share before extraordinary gain                         (.05)
     Earnings (loss) per share after extraordinary gain               (.05)


     The Company closed two of its retail stores in September 1997. The closures resulted in a charge of $16,000 for the write-off of leasehold improvements and other assets, inventory, settlements of lease commitments, severance payments and related legal fees. One store was closed at the end of its lease period with the intention of being relocated to a large regional mall. Its computer customer data base is being serviced currently by other locations. The other store was closed permanently. The net sales for the two closed locations were less than $153,000 in 1997.

     On December 5, 1997, the Company executed a settlement agreement with the owners, one of which is a director of the Company, of a closed franchise location. Pursuant to the agreement, the company acquired the franchise customer database in exchange for the issuance of a non-interest bearing promissory note in the amount of $59,855 and a warrant to purchase 17,000 shares of the company's common stock for $.40 per share. The note is due in 30 monthly installments of $1,995 from January 1998 through June 2000 and the warrant is exercisable at anytime prior to its expiration on December 5, 2000. The Company discounted the promissory note to $49,067 utilizing a 16% interest rate and wrote off $1,611 of receivable related to the franchise location. Consequently, the Company recorded $50,678 of goodwill which is being amortized on a straight line basis over 10 years.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

4.  Property and Equipment

Property and equipment consist of the following:

                                                                                                     Estimated useful
                                                                        September 30,                      lives
                                                                  1998                 1997             (in years)
                                                              -------------------------------------------------------
   Leasehold improvements                                     $  91,332            $  91,332                   3
   Equipment                                                    112,998              106,385                   3
   Software                                                      31,687               28,188                   5
                                                              ------------------------------
                                                                236,017              225,905
   Accumulated depreciation                                    (173,877)            (148,412)
                                                              ------------------------------
                                                              $  62,140            $  77,493
                                                              ==============================

5.  Intangible Assets

Intangibles assets consist of the following:

                                                             September 30,
                                                        1998                1997
                                                 ---------------------------------
   Goodwill                                           $311,638            $260,960
   Customer lists                                       15,000              15,000
   Covenant not-to-compete                              20,000              20,000
   Trademark                                             2,535               2,535
                                                 ---------------------------------
                                                       349,173             298,495

   Accumulated amortization                            (60,575)            (18,489)
                                                 ---------------------------------
                                                      $288,598            $280,006
                                                 ---------------------------------

                          Biozhem Cosmeceuticals, Inc.
                   Note to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

6.   Notes Payable and Line of Credit

Notes payable consist of the following at September 30,

                                                                                  1998              1997
   Line of credit payable to Eldorado Bank, interest at prime plus 2             50,651
     1/2%, principal and interest due on September 1, 1998. secured by                                 -
     substantially all assets of the Company and guaranteed by
     the Company's president.

   Note payable to vendor, secured by accounts receivable and inventory           7,320               -

   Note payable to JCR Advertising (Note 8), interest at 8%, principal           27,985           6,504
     and interest payable monthly from February 15, 1997 through
     January 15, 1998, collateralized by the Company's assets.
     Currently past due.

   Notes to various shareholders, interest at 10%, principal and                 27,267          73,592
     interest are due on demand.

   Other                                                                          4,846           6,513
                                                                               ------------------------
                                                                               $118,069         $86,609
                                                                               ========================

On December 28, 1998, the Company signed a new note with Eldorado Bank, with an interest rate at prime plus 3%, with terms as follows: interest only through January 1999, 1 principal payment of $10,000 plus interest on February 1, 1999, 1 principal payment of $15,000 plus interest on March 1, 1999, 1 principal payment of $15,000 plus interest on April 1, 1999 and a final principal and interest payment of $9,585.10 on May 1, 1999.

                         Biozhem Cosmeceuticals, Inc.,
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

7. Long-term Debt

Long-term debt consisted of the following at September 30, 1998 and 1997 :

                                                                                   1998               1997
                                                                                  ---------------------------
   Note payable to bank, interest at prime plus 3 1/2 %, principal                $ 19,167           $ 29,167
    payments of $833 plus interest are due through August 15, 2000

   Note payable to seller of franchised retail stores (Note 3),                     31,482             46,797
    interest at 8%, principal and interest payments of $750 payable from July 15, 1997 through August 15, 1997, principal and interest payments of $1,538 payable monthly from September 15, 1997 through
    July 15, 2000

   Note payable to former franchisee for settlement agreement and                   36,335                  -
    mutual release, imputed interest rate at 16%, principal and interest of $1,995 payable from January 1, 1998 through June 1, 2000

   Subordinated note payable to JCR Advertising (Note 8), interest at
    8% collateralized by the Company's assets and due on demand                     53,786             48,688
                                                                                  ---------------------------
                                                                                   140,770            124,652
   Less current portion                                                            (46,935)           (25,315)
                                                                                  $ 93,835           $ 99,337
                                                                                  ===========================

Principal maturities are $46,935 and $93,835 for the years ending September 30, 1999 and 2000 respectively.

8.  Related Party Transactions

Prior to January 31, 1997 the Company contracted with Biogime Franchise Services
(BFS) (Notes 3 and 7), a company owned by an officer/director of the Company, to provide franchise services. Certain agreements between the Company and BFS provided to BFS a sub-license to use certain trade marks, software, other copyrighted materials and a franchise information system in order to further develop the franchise program. BFS purchased from the Company all product requirements for the franchise locations, based on an agreed upon pricing schedule. Until its merger with the Company on January 31, 1997, sales to BFS amounted to $79,645 for the year ended September 30, 1997.

The Company subleases a portion of its corporate office space to JCR Advertising
(JCR), a company owned by an officer/director. The Company received sublease income of $13,656 and $14,360 for the twelve months ended September 30, 1998 and 1997, respectively.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997


9.   Income Taxes

Following is a reconciliation of federal income taxes computed at the statutory rate of 34% to income tax expense as reported.

                                             1998                1997
                                         --------------------------------
   Expected income tax benefit at 34%    $(181,700)           $(64,900)
   Change in valuation allowance           181,700              64,800
   Other                                         -                 100
                                         --------------------------------
   Income tax expense                    $                   $
                                         ================================

Deferred tax assets consist of the following:

                                                 September 30
                                              1998                 1997
                                          --------------------------------
   Net operating loss carryforwards       $ 1,406,000          $ 1,233,300
   Depreciation and amortization                4,000                4,000
   Intangibles                                 15,000               14,100
   Accruals                                     4,000                2,000
                                          --------------------------------
                                            1,429,000            1,253,400
   Less valuation allowance                (1,429,000)          (1,253,400)
                                          --------------------------------
   Net deferred taxes                     $                    $
                                          ================================

Based on numerous factors, including but not limited to the Company's historical losses, management believes that it cannot currently demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 1998. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

At September 30, 1998, the Company had a federal net operating loss carryforward of approximately $4,135,000. If not used to offset future income, these loss carryforwards will expire between 2002 and 2012. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforward unusable.

10.  Stock holders' Equity

Stock Issuances

On January 30, 1997, the Company issued a total of 573,500 shares of common stock as follows: 75,000 shares were issued in lieu of a cash payment for director fees totaling $15,000; 69,750 shares were issued in lieu of a cash payment to a director, for financial consulting services totaling $13,950; 228,750 shares were issued in lieu of a cash payment to Iamco Financial Corp., a company owned by a director, for corporate consulting and advisory services totaling $45,750

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

     and 200,000 shares were awarded an officer/director as a bonus for the accomplishment of specific activities totaling $40,000. On June 23, 1997, 40,000 shares of common stock were issued in lieu of cash payments for legal fees totaling $10,000.

     During 1998, the Company sold 366,667 shares of its common stock. Proceeds to the Company were $105,000, net of offering costs of $0.

     During 1998, the Company committed 356,666 shares of common stock for $121,950. In connection with the commitment of 70,000 of these shares, warrants to acquire 35,000 shares of common stock at $1.00 per share were issued. These warrants expire September 30, 2001 and have piggyback registration rights. In connection with this offering, the Company issued 52,319 shares of its previously unissued common stock and paid $5,502 as offerings cost.

     On September 15, 1998 the Company issued a total of 16,668 shares of common stock for consulting fees to an outside firm at a share price of $.50 for a total of $8,334. On September 30, 1998, the Company issued a total of 554,761 shares of common stock as follows: 463,096 shares were issued to shareholders to convert $127,352 of debt to equity and an additional cost of $34,885 as a result of the inducement to convert, 91,665 shares of common stock were issued in lieu of cash for directors' fees for a total of $45,833.

     The Board of Directors proposed at its August 18, 1998 annual meeting that Article Four of the Articles of Incorporation be amended to (i) reclassify each share of issued and outstanding Common Stock of the Company into one-fifth (1/5) of a share of Common Stock, (ii) increase the number of authorized shares of Common Stock to 100,000,000, (iii) authorize 10,000,000 shares of Preferred Stock, and (iv) authorize the Board of Directors to establish series of Preferred Stock by fixing and determining the designations, preferences, limitations and relative rights, including voting rights, of the shares of any series so established. The issue was passed by the shareholders.

     1998 Stock Option Plan

     On July 6, 1998, the Board of Directors of the Company approved and recommended for the submission to the shareholders for their adoption the 1998 Stock Option Plan of Biozhem Cosmeceuticals, Inc. (the "1998 Plan") which would be effective on July 6, 1998 subject to the shareholders approval. The 1998 Plan was approved on August 18, 1998. The purpose of the Plan is to provide officers and employees of the Company and its subsidiaries and other eligible individuals an incentive through grant of options to acquire stock in the Company and encourage them to remain in the Company's service.

     Under the Plan, the Committee may, at any time prior to July 6, 2008, grant to eligible persons either incentive stock options or non-qualified stock options for an aggregate of 1,000,000 shares of the Company's Common Stock. Any unexercised or canceled stock options may be reoptioned under the Plan. Although not eligible to receive grants of incentive stock options, members of the Board of Directors of the Company who are not full-time employees of the Company or one of its subsidiaries are eligible to receive grants of non-qualified options. Directors who are full-time employees of the Company or one of its subsidiaries are eligible to receive grants of either incentive stock options or non-qualified options. The Committee may issue the options to different optionees subject to varying vesting requirements. The exercise price of any options granted under the Plan may not be less than 100% of the fair market value of the underlying shares of Common Stock on the day the option is granted, except that, with respect to options granted to persons owning more than 10% of the Common Stock on the date of the grant at which time the price must be at least 110% of the fair market value. The Plan was approved by a vote of the shareholders.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997


     During 1998, the Company granted options to purchase 50,000 shares at an exercise price of $.30 to an employee. The options vest over a period of three years and expire in ten years.


     Activity in the 1998 Stock Option Plan for the year ended September 30,
     1998:

                                           Shares       Price Range
                                           -------      -----------
     Outstanding at September 30, 1997           -
     Granted                                50,000      $.30
     Exercised                                   -
     Canceled                                    -
     Outstanding at                         ------
       September 30, 1998                   50,000      $.30
                                            ======
     Exercisable at September 30, 1998      20,000      $.30
                                            ======      ====

     SFAS 123 Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the year ended September 30, 1998; risk free interest rate of 7.2%; dividend yield of 0%; expected life of the option 5 years; and volatility factor of the expected market price of the Company's common stock of 0%.

     The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. There was no effect on compensation expense, net loss, and net loss per share (basic and diluted) had compensation costs for the Company's stock option plans been determined based on fair value of the date of grant consistent with the provisions of SFAS 123.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997



Warrants

     During fiscal 1998, the Company granted warrants to purchase 17,000 shares of common stock to one non-employee of the Company. These warrants expire through December 2000, and are at an exercise price of $.40. The charge to operations as a result of this grant was diminutive. The warrant has piggyback registration rights.


11.  Commitments and Contingencies

Lease Obligations

     The Company leases office and warehouse space in San Juan Capistrano, California, and retail space in each city in which it has a retail store. Rent expense in 1998 and 1997 was approximately $197,000 and $177,000, respectively, and future commitments are approximately $217,000, $166,000 , $117,000, $83,000 and $50,000 in 1999, 2000, 2001, 2002 and 2003,
     respectively.

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


Employee Benefits

     The Company has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including officers. This coverage is provided at no cost to the employee, and the Company partially pays the dependent coverage. The cost of group medical was approximately $38,507 and $15,295 in 1998 and 1997, respectively.

Infomercial Agreement

     The Company has an agreement with a production company that obligates the Company to pay royalties based upon the sales made as a result of the infomercial that is currently intended to air in 1999.

Fourth Quarter Adjustments

     No material adjustments were made in the fourth quarter of 1998. Adjustments were made in the fourth quarter of 1997 to accrue expenses totaling $43,000.

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

     On September 15, 1998, Biozhem Cosmeceuticals, Inc. (the "Company") received the written resignation of Ernst & Young LLP ("E&Y" ) as the Company's independent auditors. E&Y informed the Company that due to the Company's current size, which it is not consistent with E&Y's client base, it is not economically feasible for them to continue the independent auditor relationship.

     In connection with the audits of the two most recent fiscal years ended September 30, 1996 and September 30, 1997 and through the subsequent period ended September 15, 1998, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     E&Y's auditors' report on the consolidated financial statements of Entourage International, Inc. as of and for the years ended September 30, 1996 and 1997, contained a separate paragraph stating that "the Company's recurring operating losses and working capital and stockholders' equity deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in
     Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty." This was the only modification matter in E&Y's reports for the last two fiscal years.

     As of October 30,1998, the Company engaged the firm of Corbin & Wertz as the Company's independent auditors.

     During the two most recent fiscal years ended September 30, 1997 and through the subsequent period ended October 30, 1998, the Company has not consulted with Corbin & Wertz regarding the application of an accounting principle or the type of audit opinion that might be rendered. Corbin & Wertz has had the opportunity to review the disclosure herein and has indicated that they are in agreement with such information.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                                   Director
         Name                    Age   Position       Since
         ----                    ---   --------------------
     John C. Riemann             58    Chairman        1991

     Warren L. Hernand           62    Director        1995

     Stan R. Wylie               56    Director        1995

     Paul A. Reyff Sr.           68    Director        1995

     Alan Goldsberry             46    Director        1995


John C. Riemann has been a  director of Biozhem since June of 1991, and was
---------------
Executive Vice President of Biozhem from October 1991 to May 1994. In December 1995, he was elected Chairman, CEO and President of the Company. Mr. Riemann is President and founder of Biogime Franchise Services, Inc., a company formed in 1994. Mr. Riemann was president of J.C.R. Enterprises which included two Biogime franchise retail locations from 1987 to 1996.

Warren L. Hernand was a director of Entourage from 1991-1993, and has been a
-----------------
director since 1995. He is currently president of IAMCO Financial Corporation, a financial services company that he has owned since 1982.

Stan R. Wylie has been a director of Biozhem since December 1995. Since March
-------------
1995 he has been a self employed financial consultant. Mr. Wylie was employed from 1992 to 1995 by several related technology companies located in Houston and Dallas areas. Mr. Wylie was Chief Financial Officer of Entourage from 1986 to 1991.

Paul A. Reyff Sr.  has been a director of Biozhem since August 1996. Mr. Reyff
-----------------
is a retired Navy captain and was employed by the Office of the Secretary of Defense as a Business and Industry Specialist until April 1998. He has been Chief Executive Officer of New England Investment Company since1979.

Alan Goldsberry has been a director of Biozhem since December 1995. Mr.
---------------
Goldsberry is the founder of Allied Waste Industries, Inc. a NASDAQ listed company. After resigning in 1992, Mr. Goldsberry pursued a variety of business ventures and currently advises executive management teams of fast growth companies. Mr. Goldsberry is president of a recently formed investment company for identifying and acquiring stock in emerging public companies.

Board of Directors Meetings and Compensation
--------------------------------------------

     During the fiscal year ended September 30, 1998, the Board of Directors held five meetings. All Board members attended all meetings held, either in person or by telephone.

     The Company paid each of its Directors - directors fees of $5,500 for fiscal year ended September 30, 1998. In lieu of cash payments, the Directors agreed to an issuance of 18,333 shares of the Company's stock valued at $.30 per share.

Nominating Committee - this committee recommends candidates for the Board of
--------------------
Directors and is comprised of Mr. Riemann and Mr. Hernand.

Acquisition Committee  - this committee evaluates acquisition proposals and
----------------------
makes recommendations to the Board of Directors. The Acquisition Committee is comprised of Mr. Riemann, Mr. Hernand and Mr. Wylie.


ITEM 10.  EXECUTIVE COMPENSATION

Cash and Cash Equivalent Compensation

          The following table and notes thereto set forth the aggregate of all cash and cash equivalent compensation paid with respect to each of the two fiscal years ended September 30, 1998 to each of the most highly compensated officers:


                                                              ALL OTHER
                 PRINCIPAL                                     COMPEN-
NAME             POSITION(S)     YEAR    SALARY      BONUS    SATION **
----             -----------     ----    ------      -----    ---------

                                      1998

John C. Riemann  President/CEO   1998    $100,000    $   0    $  5,500
(since December 1995)

                                      1997

John C. Riemann  President/CEO    1997   $100,000    $   0    $ 43,000


** On January 30, 1997, CEO John Riemann was awarded 200,000 shares of the Company's common stock, valued at $.20 per share. An additional 15,000 shares of the Company's common stock valued at $.20 per share were issued in lieu of a cash payment for director's fees. On September 30, 1998, 18,333 shares of the Company's common stock valued at $.30 per share were issued in lieu of cash payment for director's fees.


     Compensation Arrangements

     Mr. Riemann's annual salary as Chairman, CEO and President of the Company is $100,000. The Company has no employment agreement with Mr. Riemann.

     Biozhem has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including its officers. This coverage is provided at no cost to the employee and Biozhem partially pays the dependent coverage.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Principal Shareholders

          The table set forth below contains certain information, as of September 30, 1998, regarding beneficial ownership of the Common Stock by each person who is known by Biozhem to own beneficially more than 5% of its Common
Stock:


                                   Number of    Number of       Total Number        Percent of
Name and Address                   Shares       Other Shares    of Total Shares     Class
of Beneficial                      Owned of     Owned           Owned               Beneficially
Owner                              Record       Beneficially    Beneficially (a)    Owned
-----------------                  --------     ------------    ----------------    ------------

John C. Riemann                    716,581              0           716,581            12.1%
c/o Biozhem Cosmeceuticals Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Brian P. Burns                     620,000              0           620,000            10.5%
100 Bush Street, Ste. 1250
San Francisco, CA 94104

Paul A. Reyff Sr.                  331,271              0           331,271             5.6%
36 Cove Court
Napa, CA 94559

Paul A. Reyff Jr.                  331,200              0           331,200             5.6%
210 Atherton Ave.
Atherton, CA 94027

Michael Sabo                       377,251              0           377,251             6.4%
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

          Security Ownership of Management

          The table set forth below contains certain information, as of September 30, 1997, regarding beneficial ownership of equity securities of Biozhem by each of the Directors and Executive Officers and by all of the Directors and Executive Officers as a group:


                                                         Number of
                                                         Shares           Approx.
Name of                                    Title         Beneficially     Percent
Beneficial Owner                         of Class        Owned (a)        of Class
---------------                          --------        ------------     --------
John C. Riemann, Director/CEO             Common           716,581          12.1%
c/o Biozhem Cosmeceuticals Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Warren L. Hernand, Director               Common           272,083           5.5%
33 Baypoint Village Dr.
San Rafael, CA  94901

Stan  R. Wylie, Director                  Common           114,539           1.9%
15306 Quiet Creek.
Houston, TX  77095

Paul A.  Reyff Sr. , Director             Common           331,271 (b)       5.6%
36 Cove Court
Napa, CA  94559

Alan Goldsberry, Director                 Common            39,843            .07%
3245 Able Court
Murrietta, GA  30062

Directors, and                            Common         1,474,317          24.9%
Executive Officers as a Group (5 persons)

(a) Unless otherwise indicated, all securities in the table are owned beneficially and of record by the persons indicated, who possess sole voting and investment powers as to such securities, subject to community property laws where applicable. The data concerning beneficial ownership is based upon information furnished by the persons named above and contained in Biozhem's records.

(b)  Includes 17,000 shares held by New England Investment Co., Inc.



Stock Transactions Involving Management

          None of the directors was, during the past year, a party to any contract, arrangement or understanding with any person with respect to any securities of Biozhem, including but not limited to, joint ventures, loan or option arrangements, puts or calls, guarantees against loss or guarantees of profit, division of losses or profits, or the giving or withholding of proxies, other than described herein.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended September 30, 1997, the following were the only transactions or series of transactions with Biozhem in which the amount involved exceeded $60,000, and in which any of directors Riemann, Hernand, Wylie, Reyff, and Goldsberry or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type):


     Mr. Riemann.  On  January 31, 1997 the Company acquired all of the assets
     ------------
     of Biogime Franchise Services (USA), Inc. ("BFS")in the amount of $362,452 and assumed all the liabilities of BFS in the amount of $184,701. The assets included a $175,000 promissory note executed by the Company payable to BFS which was due on demand. Following the acquisition, this indebtedness was canceled. As consideration for the transaction, the Company issued 1,500,000 shares of its common stock to the shareholders of BFS (Note3). Mr. Riemann received 327,507 shares of the Company's common stock for his stock in BFS. Two adult children of Mr. Riemann received an aggregate of 517,480 shares of the Company's common stock for their stock in BFS. Mr. Riemann was awarded 200,000 shares of common stock as a bonus for the accomplishment of specific activities.

     Mr. Reyff    On January 31, 1997, Mr. Reyff, a director, received 250,005
     ---------
     shares of the Company's common stock for his stock in BFS. On January 31, 1997, an adult son of Mr. Reyff received 280,006 shares of the Company's common stock for his stock in BFS.

     Mr. Goldsberry   On December 5, 1997, the Company entered into a Settlement
     --------------
     Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 17,000 shares of the Company's common stock for $.40 per share.


     During the fiscal year ended September 30, 1998, there were no other transactions or series of transactions with Biozhem in which the amount involved exceeded $60,000, and in which any of directors Riemann, Hernand, Wylie, Reyff, and Goldsberry or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type).

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

          3.3 Articles of Incorporation and amendments thereto ( incorporated by reference to form 10-KSB for the year ended September 30, 1998 and schedule 14A filed August 18, 1998)

          4.1 Specimen Common Stock Certificate of Entourage International, Inc., incorporated by reference to Exhibit No. 4.01 of Registrant's Annual Report on form 10-K for the year ended September 30, 1989, File No. 1-9206.

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

         10.4 License Agreement between Entourage International, Inc. and Biogime Franchise Services (USA), Inc. dated May 2, 1994. (1)

         10.5 Biogime Products Supply and Distribution Agreement between Entourage International, Inc. and Biogime Franchise Services
                (USA), Inc. dated May 2, 1994. (1)

         10.6 Assignment and Assumption Agreement between Entourage International, Inc. and Biogime Franchise Services (USA), Inc. dated May 2, 1994. (1)

         10.7 Services Agreement between Entourage International, Inc. and Gage Research & Development Institute, Inc. dated July 12, 1994.
                (1)

         10.8 Settlement and Release Agreement between Entourage International, Inc. and John Southwell dated November 1, 1994.
                (1)

         10.9 Asset Purchase Agreement between Entourage International, Inc. and Diamond Falcon Corporation dated December 29, 1994. (1)

         10.10 Master Transaction Agreement incorporated by reference to form 8-K filed on January 4, 1996.

         10.11 Agreement and plan of merger with shareholders of Biogime Franchise Services USA, Inc. incorporated by reference on form 10-KSB for the year ended September 30, 1997.

         10.12 1998 Stock Option Plan for Biozhem Cosmeceuticals, Inc. incorporated by reference on form 10-KSB for the year ended September 30, 1998, file #01-14725.

         16.1 Letter on changes in certifying accountant incorporated by reference on form 8-K/A filed on September 15, 1998 file #01-14725

         21.1   Subsidiary of Registrant (1)

         27     Financial Data Schedule


         (1) Previously Filed.

         Copies of this document are available at no cost from Biozhem Cosmeceuticals, Inc., 32240 Paseo Adelanto, Suite A, San Juan Capistrano, CA 92675.

               SIGNATURES
               -----------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              BIOZHEM COSMECEUTICALS, INC.


                              By: /S/ John C. Riemann
                                  -------------------
                                  John C. Riemann, Chief Executive Officer

                              Date: December 29, 1998
                                    -----------------

By:  /S/  John  C. Riemann
     ---------------------
     John C. Riemann
     Director
     Date: December 29, 1998
           -----------------

By:  /S/ Paul  A. Reyff Sr.
     ----------------------
     Paul A. Reyff, Sr.
     Director
     Date: December 29, 1998
           -----------------

By:  /S/ Warren L. Hernand
     ---------------------
     Warren L.  Hernand
     Director
     Date: December 29, 1998
           -----------------

By:  /S/ Alan Goldsberry
     --------------------
     Alan Goldsberry
     Director
     Date: December 29, 1998
           -----------------

By:  /S/ Stan  W. Wylie
     ------------------
     Stan  W. Wylie
     Director
     Date: December 29, 1998
           -----------------