Form 10KSB40/A
period 1998-09-30
BIOZHEM COSMECEUTICALS INC
filed 1999-01-14
CIK 774740

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A

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


Issuer's telephone number, including area code (949) 488-2184
                                               --------------
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

     As of September 30, 1998, the aggregate market value of the issuer's common stock, $.001 par value, held by nonaffiliates of the issuer, is $2,370,279 computed based upon bid and ask quotes averaging $.40 per share. A limited trading market exists.

                               TABLE OF CONTENTS

PART I

Item 1    Description of Business.........................................   3-6

Item 2    Description of Property.........................................     6

Item 3    Legal Proceedings...............................................     6

Item 4    Submission of Matters to a Vote of Security Holders.............   7-8

PART II

Item 5    Market for Common Equity and Related Stockholder Matters........     9

Item 6    Management's Discussion and Analysis of Plan of Operations......  9-13

Item 7    Financial Statements............................................  4-32

Item 8    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................    33

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..............  4-35

Item 10   Executive Compensation..........................................    35

Item 11   Security Ownership of Certain Beneficial Owners and Management.. 36-37

Item 12   Certain Relationships and Related Transactions..................    38

Item 13   Exhibits, Lists and Reports on Form 8-K......................... 39-40

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

     Biozhem Skin Care Products:  The Company's primary products are a series of
     --------------------------
     skin care formulations marketed and sold using the name Biozhem. Sales in the Biozhem product line consist primarily of the five-step "Woman's Skin Care System". This five-step process is specially formulated to clean and condition the skin. The formulation consists of natural ingredients and the Company has eliminated certain ingredients which are known to be damaging to the skin. The Biogime name was used for the fifteen months following the December 21, 1995 transfer of the direct sales division, after which the name "biozhem" was used by Entourage, now known as Biozhem Cosmeceuticals, Inc. (See notes to financial statements)

     B. Distribution

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

               (3) International Export Operations
                   -------------------------------

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

     The above quotations reflect inter-dealer prices, without retail mark-up, markdowns or commission, and may not necessarily reflect actual transactions. The above quotations have been adjusted to reflect the 5 for 1 stock split at August 18, 1998 (see Note 10 in notes to consolidated financial statements).

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

     The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair value and the operations of the retail stores acquired are included in the consolidated statement of operations beginning July 1, 1997. Goodwill, a covenant not to compete and customer list of $50,155, $20,000, and $15,000, respectively, were recorded in connection with this transaction. (see Note 5 in notes to consolidated financial statements)

     On December 5, 1997, the Company entered into a Settlement Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 17,000 shares of the Company's common stock for $.40 per share.

     On August 18, 1998, the Company's shareholders voted in favor of reclassifying each share of issued Common Stock of the Company into one-fifth (1/5) of a share of Common Stock.

    Liquidity
    ---------

     The Company has experienced severe liquidity shortages beginning in August 1994. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been; lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing; the need for a new infomercial; and legal expenses incurred in connection with the BII transfer. Current liabilities exceeded current assets by $279,361 and $135,918 at September 30, 1998 and September 30, 1997, respectively. In addition, cash balances were $0 at September 30, 1998 and 1997.

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

     In the year ended 1998, the Company committed 356,666 shares of common stock for $121,950. These shares have not been issued at September 30, 1998. In connection with this offering, the Company issued 52,319 shares of its previously unissued common stock and paid $5,502 as offering costs.

     On September 15, 1998, the Company issued a total of 16,668 shares of common stock for consulting fees to an outside firm at a share price of $.50 for a total of $8,334. On September 30, 1998, the Company issued a total of 554,761 shares of common stock as follows: 463,096 shares were issued to shareholders to convert $127,352 of debt to equity and an additional cost of $34,885 was incurred as a result of the inducement to convert, and 91,665 shares of common stock were issued in lieu of cash payment for unpaid directors' fees for a total of $45,833.


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


     The Company's continued existence is dependent upon its ability to achieve its 1999 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

    Operations - 1998 Compared to 1997
    ----------------------------------

     Biozhem incurred a net loss of $534,382 in 1998 compared to a net loss of $190,744 in 1997.

     Net sales in 1998 were consistent with net sales in 1997. The Company closed two retail stores and acquired four franchise locations in 1997, which reflects the impact of an increase in retail sales of approximately $109,000, offset by a decrease in franchise sales of approximately $105,400. Average monthly sales per Company owned store remained constant at $13,000 in 1998 and 1997. Company owned stores accounted for 96% and 86% of total net sales in 1998 and 1997, respectively. Franchised and licensed stores accounted for 4% and 14% of total net sales in 1998 and 1997, respectively.

     Gross profit in 1998 decreased by $10,096 or 1% as compared to the corresponding amount for 1997 and decreased as a percentage of net sales to 81% in 1998 from 82% in 1997. Gross profit as a percentage of net sales at Company owned stores was 82% and 85% in 1998 and 1997, respectively, and 54% and 62%, respectively, for sales to franchise stores.

     Principal causes of selling, general and administrative expenses increasing by $290,272 or 27%, in 1998 as compared to 1997 are the following: payroll and payroll tax expense increased approximately $53,500 in 1998 due to the acquisition of two retail stores in July 1997; local advertising , catalogs and monthly mailings, increased approximately $52,000 to $80,000 in 1998 compared to approximately $28,000 in 1997; consulting fees increased approximately $18,600 to $24,600 in 1998 compared to $6,000 in 1997; insurance expense was approximately $6,400 in 1998 compared to a negative expense in 1997 of $13,600 due to a refund from the Company's carrier; meeting expense increased $12,100 due to the Company's annual meeting held in August 1998; directors fees were $45,833 in 1998 compared to $0 in 1997; and shareholder communication expense was $12,644 in 1998 compared to $0 in 1997 due to the Company's annual meeting held in August 1998.

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

Item 7: Financial Statements



Reports of Independent Auditors........................................... 15-16

Consolidated Financial Statements
---------------------------------

Consolidated Balance Sheets as of September 30, 1998 and 1997.............    17
Consolidated Statements of Operations -- Years ended September 30, 1998
  and 1997................................................................    18
Consolidated Statements of Stockholders' Equity -- Years ended
  September 30, 1998 and 1997.............................................    19
Consolidated Statements of Cash Flows -- Years ended September 30, 1998
  and 1997................................................................    20
Notes to Consolidated Financial Statements................................ 21-32

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


                                                                  Corbin & Wertz


Irvine, California
November 20, 1998,
     except as to Note 6, which is as of December 28, 1998

                         Report of Independent Auditors


Board of Directors and Stockholders
Biozhem Cosmeceuticals, Inc.

We have audited the accompanying consolidated balance sheet of Biozhem Cosmeceuticals, Inc., formerly known as Entourage International, Inc., (the Company) as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biozhem Cosmeceuticals, Inc. at September 30, 1997, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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


                                Ernst & Young LLP


Orange County, California
November 14, 1997, except for the first three sentences of the final paragraph of Note 3 as to which the date is December 5, 1997

                          Biozhem Cosmeceuticals, Inc.


                          Consolidated Balance Sheets


                                                                                 September 30,
                                                                              1998           1997
                                                                          --------------------------
Assets
Current assets:
  Trade accounts receivable                                               $     3,002    $     9,377
  Inventory                                                                    90,322         77,302
  Prepaid expenses and other current assets                                     5,238          2,122
                                                                          --------------------------
Total current assets                                                           98,562         88,801

Property and equipment, net                                                    62,140         77,493



Intangible assets, net                                                        288,598        280,006

Other assets                                                                   72,001         23,829
                                                                          --------------------------
                                                                          $   521,301    $   470,129
                                                                          ==========================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable and accrued liabilities                                 $   212,919    $   112,795
 Notes payable and line of credit                                             118,069         86,609
 Current portion of long-term debt                                             46,935         25,315
                                                                          --------------------------

Total current liabilities                                                     377,923        224,719

Long-term debt, less current portion                                           93,835         99,337

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1.00 par value:
      Authorized shares - 10,000,000
      Issued and outstanding - none                                                 -              -
 Common stock, $.001 par value:
   Authorized shares  100,000,000
      Issued and outstanding shares - 4,945,282 and
      4,578,615 at September 30, 1998 and 1997, respectively                    4,945          4,578

 Common stock subscribed, $.001 par value - 980,414 shares                        980              -
 Additional paid-in capital                                                 4,252,412      3,815,907
 Accumulated deficit                                                       (4,208,794)    (3,674,412)
                                                                          --------------------------
Total stockholders' equity                                                     49,543        146,073
                                                                          --------------------------
                                                                          $   521,301    $   470,129
                                                                          ==========================

See independent auditors reports and accompanying notes to consolidated financial statements.

                          Biozhem Cosmeceuticals, Inc.


                     Consolidated Statements of Operations


                                                     Years ended September 30,
                                                        1998          1997
                                                     ------------------------
Net sales                                            $1,160,757    $1,157,196
Cost of sales                                           223,258       209,601
                                                     ------------------------
Gross profit                                            937,499       947,595

Expenses:
 Selling, general and administrative                  1,371,552     1,081,280
 Depreciation                                            25,465        25,683
 Amortization                                            42,086        18,489
                                                     ------------------------
Total operating expenses                              1,439,103     1,125,452
                                                     ------------------------

Loss from operations                                   (501,604)     (177,857)
Interest expense                                        (32,792)      (17,539)
Other income                                                 14         4,652
                                                     ------------------------

Net loss                                             $ (534,382)   $ (190,744)
                                                     ========================

Net loss per common and common equivalent share
basic and diluted                                    $     (.11)   $     (.07)
                                                     ========================

See independent auditors reports and accompanying notes to consolidated financial statements.

                          Biozhem Cosmeceuticals, Inc.
                       Statements of Shareholders' Equity
                    Years Ended September 30, 1998 and 1997

                                                                                  Additional
                                                             Committed Common      Paid in     Accumulated
                                         Common Stock             Stock            Capital       Deficit          Total
                                 ----------------------------------------------------------------------------------------
                                      Shares      Amount     Shares    Amount      Amount        Amount           Amount
                                 ----------------------------------------------------------------------------------------

Balances at September 30, 1996         735,115    $  735          -      $  -     $2,985,050   $(3,483,668)    $ (497,883)

   Common stock issued               3,843,500     3,843                             830,857                      834,700

   Net loss                                  -                                                    (190,744)      (190,744)
                                 ----------------------------------------------------------------------------------------
Balances at September 30, 1997       4,578,615    $4,578          -      $  -     $3,815,907   $(3,674,412)    $  146,073
                                 ----------------------------------------------------------------------------------------
                                                                                                                        -
Stock Issuance                         366,667       367                             104,633                      105,000

Shares committed to investors,                                                                                          -
   net of offering costs
   of $5,502                                                356,666       356        116,092                      116,448

Shares committed for
   offering costs                                            52,319        52            (52)                           -

Shares committed for
   consulting fees                                           16,668        17          8,317                        8,334

Shares committed upon
   conversion of debt, including                            463,096       463        161,774                      162,237
   $34,885 of expense as a result
   inducement

Share committed for
   services                                                  91,665        92         45,741                       45,833

   Net  loss                                                                                      (534,382)      (534,382)
                                 ----------------------------------------------------------------------------------------
Balances at September 30, 1998       4,945,282    $4,945    980,414      $980     $4,252,412   $(4,208,794)    $   49,543
                                 ========================================================================================

    See independent auditors reports and accompanying notes to consolidated financial statements.

                          Biozhem Cosmeceuticals, Inc.

                            Statements of Cash Flows

                                                                Years ended September 30,
                                                                   1998           1997
                                                                ------------------------
Operating activities
Net loss                                                        $(534,382)     $(190,744)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                   67,551         44,172
   Loss on disposals of property and equipment                          -          3,816
   Common stock issued for services                                54,167        124,700
   Expense recorded as a result of induced conversion of debt      34,885              -
   Changes in operating assets and liabilities
       Trade accounts receivable                                    4,764         (4,568)
       Inventory                                                  (13,020)       (20,554)
       Prepaid expenses and other                                  (3,116)        (9,058)
       Other assets                                               (48,172)             -
       Accounts payable and accrued liabilities                   100,124       (236,315)
                                                                ------------------------
Net cash used in operating activities                            (337,199)      (288,551)

Investing activities
Purchases of property and equipment                               (10,112)       (11,059)
Acquisitions                                                            -         (8,362)
                                                                ------------------------
Net cash used in investing activities                             (10,112)       (19,421)

Financing activities
Common stock issued                                               221,448        410,000
Proceeds from borrowing                                           274,171        131,205
Repayment of long-term debt                                      (148,308)      (233,233)
                                                                ------------------------
Net cash provided by financing activities                         347,311        307,972
                                                                ------------------------

Net decrease in cash                                                    -              -

Cash at beginning of year                                               -              -
                                                                ------------------------
Cash at end of year                                             $       -      $       -
                                                                ========================

Supplemental disclosure of cash flow information
Cash paid during the year for interest                          $  32,792      $  17,539
                                                                ========================
Supplemental schedule of non-cash investing and
financing activities:
Conversion of debt into common stock                            $ 127,352      $       -
Issuance on debt for the acquisition of
an intangible                                                   $  49,067      $  49,095
Write-off of accounts receivable in connection with
intangible acquisition                                          $   1,611      $       -
Common stock issued for acquisition                             $       -      $ 300,000

    See independent auditors reports and accompanying notes to consolidated financial statements.

                         Biozhem Cosmeceuticals, Inc.
                  Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

1. Organization

Description of the Company

     Biozhem Cosmeceuticals, Inc. (the Company), formerly known as Entourage International, Inc., and subsidiary market and distribute consumer products (primarily skin care products) through retail stores which are Company-owned or operated by franchisees in California, Texas, Colorado, Arizona, Oklahoma, Nevada and Hawaii.

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

     The Company's consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $534,382 and $190,744, a working capital deficiency of $279,361 and $135,918,and net cash used in operations of $337,199 and $288,551 in fiscal 1998 and 1997, respectively.

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

Revenue Recognition and Concentration of Credit Risk

     Sales by Company-owned retail stores are recorded when sold to a retail customer. Sales to franchisees are recorded when products are shipped. Provisions are made for estimated returns and allowances at the time of sale.

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

                         Biozhem Cosmeceuticals, Inc.
                  Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

Fair Value of Financial Instruments

     The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its trade accounts receivable, accounts payable, notes payable and line of credit and long-term debt. Management believes the carrying amounts of the Company's financial instruments generally approximate their fair values at September 30, 1998; however, the fair values of the notes payable were not readily determinable as market comparables were not available for such instruments.

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

     Management of the Company assesses the recoverability of property and equipment by determining whether the net carrying value of such assets can be recovered over their remaining lives through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at September 30, 1998.

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

     The Company assesses the recoverability of these intangible assets by determining whether the net carrying value of such assets can be recovered over their remaining lives through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there was no impairment of intangible assets as of September 30, 1998.

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

3. Acquisitions, Dispositions and Other

     On January 31, 1997, the Company, through a wholly owned subsidiary, BFS Acquisition Corp. ("BAC"), entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services (USA), Inc. ("BFS"), whereby BFS was merged into BAC. (Note 8).

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

                         Biozhem Cosmeceuticals, Inc.
                  Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

4. Property and Equipment

Property and equipment consist of the following:

                                                                  Estimated
                                              September 30,      useful lives
                                            1998        1997      (in years)
                                         ------------------------------------

   Leasehold improvements                $  91,332   $  91,332        3
   Equipment                               112,998     106,385        3
   Software                                 31,687      28,188        5
                                         ---------------------
                                           236,017     225,905
   Accumulated depreciation               (173,877)   (148,412)
                                         ---------------------
                                         $  62,140   $  77,493
                                         =====================

5. Intangible Assets

Intangibles assets consist of the following:

                                                       September 30,
                                                     1998        1997
                                                   --------------------
   Goodwill                                        $311,638    $260,960
   Customer lists                                    15,000      15,000
   Covenant not-to-compete                           20,000      20,000
   Trademark                                          2,535       2,535
                                                   --------------------
                                                    349,173     298,495

   Accumulated amortization                         (60,575)    (18,489)
                                                   --------------------
                                                   $288,598    $280,006
                                                   --------------------

                         Biozhem Cosmeceuticals, Inc.
                   Note to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

6.   Notes Payable and Line of Credit

Notes payable consist of the following at September 30,

                                                                 1998      1997
Line of credit payable to Eldorado Bank, interest at prime      50,651         -
  plus 2 1/2%, principal and interest due on September 1,
  1998, secured by substantially all assets of the Company
  and guaranteed by the Company's president.
Note payable to vendor, secured by accounts receivable and       7,320         -
  inventory
Note payable to JCR Advertising (Note 8), interest at 8%,       27,985     6,504
  principal and interest payable monthly from February 15,
  1997 through January 15, 1998, collateralized by the
  Company's assets. Currently past due.

Notes to various shareholders, interest at 10%, principal       27,267    73,592
  and interest are due on demand.

Other                                                            4,846     6,513
                                                              ------------------
                                                              $118,069   $86,609
                                                              ==================

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

                         Biozhem Cosmeceuticals, Inc.,
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

7. Long-term Debt

Long-term debt consisted of the following at September 30, 1998 and 1997:

                                                               1998      1997
                                                            --------------------
   Note payable to bank, interest at prime plus 3 1/2%,     $ 19,167   $ 29,167
     principal payments of $833 plus interest are due
     through August 15, 2000

   Note payable to seller of franchised retail stores         31,482     46,797
     (Note 3), interest at 8%, principal and interest
     payments of $750 payable from July 15, 1997 through
     August 15, 1997, principal and interest payments of
     $1,538 payable monthly from September 15, 1997
     through July 15, 2000

   Note payable to former franchisee for settlement           36,335          -
     agreement and mutual release, imputed interest rate
     at 16%, principal and interest of $1,995 payable
     from January 1, 1998 through June 1, 2000

   Subordinated note payable to JCR Advertising (Note 8),
     interest at 8% collateralized by the Company's assets
     and due on demand                                        53,786     48,688
                                                            -------------------
                                                             140,770    124,652
   Less current portion                                      (46,935)   (25,315)
                                                            -------------------
                                                            $ 93,835   $ 99,337
                                                            ===================

Principal maturities are $46,935 and $93,835 for the years ending September 30, 1999 and 2000, respectively.

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

The Company has notes payable outstanding with JCR Advertising as of September 30, 1998 and September 30, 1997 of $81,771 and $55,192, respectively.

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997

9.   Income Taxes

Following is a reconciliation of federal income taxes computed at the statutory rate of 34% to income tax expense as reported.

                                                          1998        1997
                                                       ---------------------
   Expected income tax benefit at 34%                  $(181,700)   $(64,900)
   Change in valuation allowance                         181,700      64,800
   Other                                                       -         100
                                                       ---------------------
   Income tax expense                                  $       -    $      -
                                                       =====================

Deferred tax assets consist of the following:

                                                            September 30
                                                        1998            1997
                                                    ---------------------------
   Net operating loss carryforwards                 $ 1,406,000     $ 1,233,300
   Depreciation and amortization                          4,000           4,000
   Intangibles                                           15,000          14,100
   Accruals                                               4,000           2,000
                                                    ---------------------------
                                                      1,429,000       1,253,400
   Less valuation allowance                          (1,429,000)     (1,253,400)
                                                    ---------------------------
   Net deferred taxes                               $         -     $         -
                                                    ===========================

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

10.  Stockholders' Equity

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

     Activity in the 1998 Stock Option Plan for the year ended September 30,
     1998:

                                             Shares     Price Range
                                             ------     -----------
      Outstanding at September 30, 1997           -
      Granted                                50,000         $.30
      Exercised                                   -
      Canceled                                    -
                                             ------
      Outstanding at September 30, 1998      50,000         $.30
                                             ======
      Exercisable at September 30, 1998      20,000         $.30
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

                          Biozhem Cosmeceuticals, Inc.
                   Notes to Consolidated Financial Statements
                For the Years Ended September 30, 1998 and 1997.

Warrants

     During fiscal 1998, the Company granted warrants to purchase 17,000 shares of common stock to one non-employee of the Company. These warrants expire through December 2000, and are at an exercise price of $.40. The charge to operations as a result of this grant was diminutive. The warrant has piggyback registration rights.

11.  Commitments and Contingencies

Lease Obligations

     The Company leases office and warehouse space in San Juan Capistrano, California, and retail space in each city in which it has a retail store. Rent expense in 1998 and 1997 was approximately $197,000 and $177,000, respectively, and future commitments are approximately $217,000, $166,000, $117,000, $83,000 and $50,000 in 1999, 2000, 2001, 2002 and 2003,
     respectively.

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

     On September 15, 1998, Biozhem Cosmeceuticals, Inc. (the "Company") received the written resignation of Ernst & Young LLP ("E&Y") as the Company's independent auditors. E&Y informed the Company that due to the Company's current size, which it is not consistent with E&Y's client base, it is not economically feasible for them to continue the independent auditor relationship.

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

     As of October 30, 1998, the Company engaged the firm of Corbin & Wertz as the Company's independent auditors.

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

Paul A. Reyff Sr. has been a director of Biozhem since August 1996. Mr. Reyff
-----------------
is a retired Navy captain and was employed by the Office of the Secretary of Defense as a Business and Industry Specialist until April 1998. He has been Chief Executive Officer of New England Investment Company since 1979.

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

Acquisition Committee  - this committee evaluates acquisition proposals and
---------------------
makes recommendations to the Board of Directors. The Acquisition Committee is comprised of Mr. Riemann, Mr. Hernand and Mr. Wylie.


ITEM 10.  EXECUTIVE COMPENSATION

Cash and Cash Equivalent Compensation

          The following table and notes thereto set forth the aggregate of all cash and cash equivalent compensation paid with respect to each of the two fiscal years ended September 30, 1998 to each of the most highly compensated officers:

                                                                      ALL OTHER
                      PRINCIPAL                                       COMPEN-
NAME                  POSITION(S)      YEAR   SALARY       BONUS      SATION **
----                  -----------      ----   ------       -----      ---------

                                       1998

John C. Riemann       President/CEO    1998  $100,000       $0         $5,500
(since December 1995)


                                       1997

John C. Riemann       President/CEO    1997  $100,000       $0         $43,000

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Principal Shareholders

     The table set forth below contains certain information, as of September 30, 1998, regarding beneficial ownership of the Common Stock by each person who is known by Biozhem to own beneficially more than 5% of its Common Stock:


                                     Number of                   Total Number       Percent of
Name and Address                      Shares     Other Shares   of Total Shares        Class
of Beneficial                        Owned of       Owned            Owned         Beneficially
Owner                                 Record     Beneficially   Beneficially (a)       Owned
-----------------                    ---------   ------------   ----------------   -------------

John C. Riemann...................     716,581           0           716,581           12.1%
c/o Biozhem Cosmeceuticals Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Brian P. Burns....................     620,000           0           620,000           10.5%
100 Bush Street, Ste. 1250
San Francisco, CA 94104

Paul A. Reyff Sr. ................     331,271           0           331,271            5.6%
36 Cove Court
Napa, CA 94559

Paul A. Reyff Jr. ................     331,200           0           331,200            5.6%
210 Atherton Ave.
Atherton, CA 94027

Michael Sabo......................     377,251           0           377,251            6.4%
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

                                                               Number of
                                                               Shares          Approx.
Name of                                          Title         Beneficially    Percent
Beneficial Owner                               of Class        Owned (a)       of Class
----------------                               --------        ----------      ---------
John C. Riemann, Director/CEO                  Common            716,581         12.1%
c/o Biozhem Cosmeceuticals Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Warren L. Hernand, Director                    Common            272,083          5.5%
33 Baypoint Village Dr.
San Rafael, CA  94901

Stan  R. Wylie, Director                       Common            114,539          1.9%
15306 Quiet Creek
Houston, TX  77095

Paul A. Reyff Sr., Director                    Common            331,271 ( b )    5.6%
36 Cove Court
Napa, CA  94559

Alan Goldsberry, Director                      Common             39,843          .07%
3245 Able Court
Murrietta, GA  30062

Directors, and Executive Officers
as a Group (5 persons)                         Common          1,474,317         24.9%

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

                                       BIOZHEM COSMECEUTICALS, INC.


                                       By:    /s/ John C. Riemann
                                            ---------------------
                                       John C. Riemann, Chief Executive Officer

                                       Date: January 7, 1999
                                             ---------------



By:    /s/  John C. Riemann
     ----------------------
     John C. Riemann
     Director
     Date: January 7, 1999
           ---------------

By:    /s/ Paul A. Reyff Sr.
     -----------------------
     Paul A. Reyff, Sr.
     Director
     Date: January 7, 1999
           ---------------

By:    /s/  Warren L. Hernand
     ------------------------
     Warren L. Hernand
     Director
     Date: January 7, 1999
           ---------------

By:    /s/ Alan Goldsberry
     ---------------------
     Alan Goldsberry
     Director
     Date: January 7, 1999
           ---------------

By:    /s/ Stan W. Wylie
     -------------------
     Stan W. Wylie
     Director
     Date: January 7, 1999
           ---------------