Form 10QSB
period 1998-12-31
BIOZHEM COSMECEUTICALS INC
filed 1999-02-10
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998


                         Commission file number 1-14725
                                                -------

                          BIOZHEM COSMECEUTICALS, INC.
                 (Name of Small Business Issuer in its charter)

           Texas                                         76-0118305
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

32240 Paseo Adelanto
Suite A
San Juan Capistrano, CA                                           92675
----------------------------------------                          -----
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

    Yes  X             No ___


         As of February 5, 1999, there were 6,221,807 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                     Index to Condensed Financial Statements
                     ---------------------------------------


                                                                           Page
                                                                           ----

Condensed Balance Sheets
         December 31, 1998 and September 30, 1998                           3

Condensed Statements of Operations
         For the Three Months Ended December 31, 1998
         and December 31, 1997                                              4

Condensed Statements of Cash Flows
         For the Three Months Ended December 31, 1998
         and December 31, 1997                                              5

Notes to be Condensed Financial Statements                                  6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      7-8

PART II - OTHER INFORMATION                                                 8


                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                             December 31   September 30
                                                                 1998           1998
                                                                 ----           ----
Current Assets:
Cash                                                         $         -    $         -
Trade accounts receivable, net                                     4,129          3,022
Inventory                                                         92,582         90,322
Other current assets                                               6,665          5,238
                                                             ------------   ------------
Total current assets                                             103,376         98,562

Property and equipment, net                                       57,986         62,140

Intangible assets, net                                           277,760        288,598
Other assets                                                      76,149         72,001
                                                             ------------   ------------
Total Assets                                                     515,271        521,301
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                     $   231,761    $   212,919
Notes payable                                                     54,346        118,069
Current portion of long-term debt                                 98,817         46,935
                                                             ------------   ------------
                                                                 384,924        377,923
                                                             ============   ============

Long-term debt                                                   148,582         93,835

Stockholders' Equity:
Preferred stock, $1.00 par value:
Authorized shares - 10,000,000
issued and outstanding - none
Common stock, $.001 par value
Authorized 100,000,000 shares; issued and
outstanding 4,945,282 and 6,082,918
at September 1998 and December 1998,
respectively                                                       6,083          4,945
Common stock subscribed, $.001 par value
980,414 at September 1998                                                           980
Additional paid-in capital                                     4,291,956      4,252,412
Accumulated deficit                                           (4,316,274)    (4,208,794)
                                                             ------------   ------------
Total stockholders' equity                                       (18,235)        49,543
                                                             ------------   ------------

Total Liabilities and Stockholders' Equity                   $   515,271    $   521,301
                                                             ============   ============


The accompanying notes are an integral part of the consolidated financial statements.


                          BIOZHEM COSMECEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                      Three          Three
                                                      Months         Months
                                                      Ended          Ended
                                                      December 31    December 31
                                                      1998           1997
                                                      ----           ----

Net sales                                            $ 271,265    $ 308,247
Cost of sales                                           51,460       53,723
                                                     ----------   ----------

         Gross margin                                  219,805      254,524
                                                     ----------   ----------

Expenses:
  Selling and G & A                                    290,646      234,206
  Advertising                                           13,027       28,705
  Depreciation and amortization                         16,830       15,921
                                                     ----------   ----------
         Total expenses                                320,503      278,832
                                                     ----------   ----------

Operating  loss                                       (100,698)     (24,308)

Interest expense                                        (6,780)      (4,209)

Other income (expense)                                       -            9
                                                     ----------   ----------

 Loss from operations                                 (107,478)     (28,508)

Income tax expense                                           -            -


Net loss                                              (107,478)     (28,508)
                                                     ==========   ==========


Net  loss  per common share                               (.02)        (.01)
                                                     ==========   ==========


     The accompanying notes are an integral part of the consolidated financial statements.

                          BIOZHEM COSMECEUTICALS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS


                                                       Three         Three
                                                       Months        Months
                                                       Ended         Ended
                                                       December 31   December 31
                                                       1998          1997
                                                       ----          ----
Net cash provided by (used in)
         operating activities                        $ (80,769)   $ (11,072)

Net cash provided by (used in)
         investing activities                           (1,837)     (77,705)

Net cash provided by (used in)
         financing activities                           82,606       88,777
                                                     ----------   ----------

Net increase (decrease) in cash                              -            -

Cash at beginning of period                                  -            -

Cash at end of period                                $       -    $       -
                                                     ==========   ==========

                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


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

INTERIM FINANCIAL STATEMENTS. The accompanying financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1998 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principals have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB/A. The results of operations for the period ended December 31, 1998, are not necessarily indicative of operating results for the full year.

INVENTORY NOTE AGREEMENT. The company negotiated an inventory note arrangement with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory financing in the form of a line credit of $44,000 on invoiced amounts to the Company. The line of credit bears an interest rate of 10% per annum. The amount outstanding on the line of credit was $0 as of December 31, 1998.

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

                          BIOZHEM COSMECEUTICALS, INC.
                     MANAGEMENT DISCUSSIONS AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced severe liquidity shortages beginning in August 1994. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been; lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing and the need for a new infomercial. The Company had current liabilities in excess of current assets of $281,548 as of December 31, 1998, compared with current liabilities in excess of current assets of $279,361 as of September 30, 1998.

The Company increased inventory levels slightly from $90,300 to approximately $92,500 during the quarter ended December 31, 1998.

Accounts payable and accrued liabilities have been increased from approximately $213,000 as of September 30, 1998 to $232,000 as of December 31, 1998, primarily due to accruals for 1998 audit fees and a new catalog.

On December 28, 1998, the Company signed a new note with Eldorado Bank, with an interest rate at prime plus 3%, with terms as follows: interest only through January 1999, 1 principal payment of $10,000 plus interest on February 1, 1999, 1 principal payment of $15,000 plus interest on March 1, 1999, 1 principal payment of $15,000 plus interest on April 1, 1999 and a final principal and interest payment of $9,585.10 on May 1, 1999. The Company must still rely primarily on operating cash flow and cash management to sustain its operations. During the three months ended December 31, 1998 the Company has completed additional equity financing of $39,700 in private placement and is actively pursuing additional financing sources. If management cannot achieve its 1999 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

The Company's continued existence is dependent upon its ability to achieve its 1999 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1998 COMPARED WITH QUARTER ENDED DECEMBER 31, 1997.

The net loss for the quarter ended December 31, 1998, was $107,478 ($.02 per share), compared to the net loss of $28,508 ($.01 per share).

Net sales, for operations, for the quarter ended December 31, 1998 were $271,265 compared with net sales of $308,247 for the quarter ended December 31, 1997. The decrease in net sales was primarily due to decreased advertising in the form of television infomercials, which were not run in the three months ended December 1998. A new infomercial is currently in production and should be ready to air by late spring of 1999.

Gross margin was 81% for the quarter ended December 31, 1998 and 82.5% for the quarter ended December 31, 1997. The decrease was due primarily to additional promotional discounts offered at the retail level during the three months ended December 31, 1998.

                          BIOZHEM COSMECEUTICALS, INC.
                     MANAGEMENT DISCUSSIONS AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses for the quarter ended December 31, 1998 increased by approximately $42,000 to $321,000 compared with about $279,000 for the quarter ended December 31, 1997. Of the $42,000 increase, $21,000 was as a result of a non-cash adjusting entry from the year ended September 1997 crediting bad debt expense in the three months ended December 1997. Additional increases related to the Company's capital raising efforts include legal expense increases of approximately $7,700 to $11,200 for the three months ended December 1998 compared to $3,500 for the three months ended December 1997 and public company fees increases of approximately $2,700 to $5,700 for the three months ended December 1998 compared to $3,000 for the three months ended December 1997. Travel and lodging expenses increased by approximately $4,600 to $4,700 for the three months ended December 1998 compared to $100 for the three months ended December 1997 due to onsite contacts made to the Company's retail locations in conjunction with the Company's long range plans to increase sales. The sales trends showed improvement during the last part of the first quarter ended December 1998 and have continued into the second quarter. Overall, the Company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1999.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  There are no significant changes to the information reported in the Form 10-KSB/A for the year ended September 30, 1998.

Item 2.           Changes in Securities
                  ---------------------

                  None.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None.

Item 4.           Submission of Matters to a vote of Security Holders
                  ----------------------------------------------------

                  None.

Item 5.           Other Information
                  -----------------

                  None.

Item 6.           Exhibits and Reports on Form S-8
                  --------------------------------

                  ( a )    Exhibits
                           --------

                           Exhibit 27 - Financial Data Schedule

                  ( b )    Reports on Form S-8
                           -------------------

                           Stock registration statement for Consulting Agreement with International Media Solutions, Inc. January 7, 1999

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BIOZHEM COSMECEUITCALS, INC.
                                            ----------------------------
                                                    (registrant)


Date:    February 09, 1999                  By:  /s/  John C. Riemann
                                                 --------------------
                                                 John C. Riemann
                                                 Chief Executive Officer
                                                 (Responsible Financial Officer)