Form 10QSB
period 1999-03-31
BIOZHEM COSMECEUTICALS INC
filed 1999-05-14
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999


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

32240 Paseo Adelanto, Suite A
San Juan Capistrano, CA                                   92675
-----------------------                                   -----
(Address of Principal executive offices)               (Zip Code)


Issuer's telephone number, including area code (949) 448-2184
Securities registered pursuant to section 12(b) of act: None
Securities registered pursuant to section 12(g) of act: None

Common stock $.001 par value.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  _X__                  No  ____

         As of April 30, 1999, there were 7,165,486 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION


Item 1.           Financial Statements


                     Index to Condensed Financial Statements
                     ---------------------------------------


                                                                            Page
                                                                            ----
Condensed Balance Sheets
         March 31, 1999 and September 30, 1998                               3


Condensed Statements of Operations
         For the Three Months Ended March 31, 1999
         and March 31, 1998                                                  4


Condensed Statements of Operations
         For the Six Months Ended March 31, 1999
         and March 31, 1998                                                  5

Condensed Statements of Cash Flows
         For the Six Months Ended March 31, 1999
         and March 31, 1998                                                  6


Notes to Condensed Financial Statements                                      7


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8-10


PART II - OTHER INFORMATION                                                  10


                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               March 31     September 30
                                                                 1999           1998
                                                             ------------   ------------
Current Assets:
Cash                                                         $    59,665    $         -
Trade accounts receivable, net                                     2,248          3,002
Inventory                                                         80,148         90,322
Other current assets                                              11,077          5,238
                                                             ------------   ------------
Total current assets                                             153,138         98,562

Property and equipment, net                                       54,321         62,140

Intangible assets, net                                           344,488        288,598
Other assets                                                      74,034         72,001
                                                             ------------   ------------
Total Assets                                                     625,981        521,301
                                                             ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities                     $   172,762    $   212,919
Notes payable                                                     82,518        118,069
Current portion of long-term debt                                 66,909         46,935
                                                             ------------   ------------
                                                                 322,189        377,923
                                                             ============   ============

Long-term debt                                                   179,884         93,835

Stockholders' Equity:
Preferred stock, $1.00 par value:
Authorized shares - 10,000,000
issued and outstanding - none
Common stock, $.001 par value
Authorized 100,000,000 shares; issued and
outstanding 4,945,282 and 6,951,200
at September 1998 and March 1999,
respectively                                                       6,951          4,945
Common stock subscribed, $.001 par value
980,414  at September 1998                                             -            980
Additional paid-in capital                                     4,553,838      4,252,412
Accumulated deficit                                           (4,436,881)    (4,208,794)
                                                             ------------   ------------
Total stockholders' equity                                       123,908         49,543
                                                             ------------   ------------

Total Liabilities and Stockholders' Equity                   $   625,981    $   521,301
                                                             ============   ============

The accompanying notes are an integral part of the consolidated financial statements

                          BIOZHEM COSMECEUITCALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS



                                                       Three            Three
                                                       Months           Months
                                                       Ended            Ended
                                                      March 31         March 31
                                                        1999             1998
                                                     ----------       ----------

Net Sales                                            $ 289,720        $ 307,735
Cost of Sales                                           60,751           64,175
                                                     ----------       ----------

         Gross Margin                                  228,969          243,560
                                                     ----------       ----------

Expenses
Selling and G&A                                        293,829          284,030
Advertising                                             27,497            9,610
Depreciation and amortization                           19,771           17,888
                                                     ----------       ----------
Total expenses                                         341,097          311,528

Operating income (loss)                               (112,128)         (67,968)

Interest expense                                         8,435            7,395

Other income (expense)                                       -                5
                                                     ----------       ----------

Net income (loss)                                     (120,563)         (75,358)
                                                     ==========       ==========


Net income (loss) per common share                   $    (.02)       $    (.02)
                                                     ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                         Six              Six
                                                        Months           Months
                                                        Ended            Ended
                                                        March            March
                                                        1999             1998
                                                     ----------       ----------

Net Sales                                            $ 560,984        $ 615,982
Cost of Sales                                          112,210          117,898
                                                     ----------       ----------

        Gross margin                                   448,774          498,084

Expenses
Selling and G&A                                        584,479          518,227
Advertising                                             40,524           38,315
Depreciation and amortization                           36,638           33,812
                                                     ----------       ----------
Total expenses                                         661,641          590,354

Operating income (loss)                               (212,867)         (92,270)

Interest expense                                        15,215           11,603

Other income                                                 -               14
                                                     ----------       ----------

Gain (loss) from operations                           (228,082)        (103,859)

Income tax expense                                           0                0
                                                     ----------       ----------

Net income (loss)                                     (228,082)        (103,859)
                                                     ==========       ==========


Net income (loss) per common share                   $    (.04)       $    (.02)


The accompanying notes are an integral part of the consolidated financial statements.

                          BIOZHEM COSMECEUTICALS, INC..
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Six                Six
                                                                      Months             Months
                                                                      Ended              Ended
                                                                     March 31           March 31
                                                                       1999               1998
                                                                    ----------         ----------

Net cash provided by (used in) operating activities                 $(248,546)         $(43,396)

Net cash provided by (used in) investing activities                   (64,708)          (78,614)

Net cash provided by (used in) financing activities                   372,919            122,010
                                                                    ----------         ----------



Net increase (decrease) in cash                                        59,665                  0

Cash at beginning of period                                                 0                  0
                                                                    ----------         ----------

Cash at end of period                                               $  59,665          $       0
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

INTERIM FINANCIAL STATEMENTS. The accompanying condensed financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1999 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB/A. The results of operations for the periods ended March 31, 1999 are not necessarily indicative of operating results for the full year.

INVENTORY NOTE AGREEMENT. The company negotiated an inventory note arrangement with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory financing in the form of a line credit of $44,000 on invoiced amounts to the Company. The line of credit bears an interest rate of 10% per annum. The amount outstanding on the line of credit was $0 as of March 31, 1999.

SETTLEMENT AGREEMENT On December 5, 1997, the Company entered into a Settlement Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 17,000 shares of the Company's common stock for $.40 per share. The note is due in 30 monthly installments of $1,995 from January 1998 through June 2000 and the warrant is exercisable at anytime prior to its expiration on December 5, 2000.

SETTLEMENT AGREEMENT On January 15, 1999, the Company entered into a Mutual Release and Settlement Agreement by and between Warren Hernand, a director, and IAMCO Corporation, on the one hand, and the Company, on the other hand. In consideration, the Company agreed to pay $36,000 to Hernand in the following manner: an initial payment of $12,000 on or before February 1, 1999; a second payment of $12,000 on or before May 1, 1999; and a third payment of $12,000 on or before July 15, 1999.

                          BIOZHEM COSMECEUTICALS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has experienced severe liquidity shortages beginning in August 1994. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been; lower than anticipated retail sales and profitability due to limited marketing and the need for a new infomercial. The Company had current liabilities in excess of current assets of $169,051 as of March 31, 1999, compared with current liabilities in excess of current assets of $279,361 as of September 30, 1998, and $281,548 as of December 31, 1998.

The Company decreased inventory levels slightly from $90,300 to approximately $80,150 during the quarter ended March 31, 1999.

Accounts payable and accrued liabilities have been decreased from approximately $213,000 as of September 30, 1998 to $172,800 as of March 31, 1999, primarily due to an infusion of investment capital.

On December 28, 1998, the Company signed a new note with Eldorado Bank, with an interest rate at prime plus 3%, with terms as follows: interest only through January 1999, 1 principal payment of $10,000 plus interest on February 1, 1999, 1 principal payment of $15,000 plus interest on March 1, 1999, 1 principal payment of $15,000 plus interest on April 1, 1999 and a final principal and interest payment of $9,585.10 on May 1, 1999. The Company must still rely primarily on operating cash flow and cash management to sustain its operations. During the six months ended March 31, 1999, the Company has completed additional equity financing of $302,500 in private placement and is actively pursuing additional financing sources. If management cannot achieve its 1999 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

The Company's continued existence is dependent upon its ability to achieve its 1999 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."


              RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 1999
              ----------------------------------------------------
                   COMPARED WITH QUARTER ENDED MARCH 31, 1998
                   ------------------------------------------

The net loss for the operations for the quarter ended March 31, 1998 was $120,563 ($.02 per share), compared with a net loss of $75,358 ($.02 per share) for the quarter ended March 31, 1998.

Net sales for the quarter ended March 31, 1999 were $289,720 compared with net sales of $307,735 for the quarter ended March 31, 1998. The decrease in net sales was primarily due to the decreased sales volume of approximately $10,000 as a result of one former franchise location being acquired by the Company in January 1999.

Gross margin was 78% for the quarter ended March 31, 1999 and 79% for the quarter ended March 31, 1998. Gross margin remained constant at 80% for the six month period ended March 31, 1999 and 81% for the six month period ended March 31, 1998.

Selling, general and administrative expenses increased by about $9,800 for the quarter ended March 31, 1999 compared with the quarter ended March 31, 1998 due primarily to approximately $4,500 in additional expenses for building leases and approximately $4,200 in additional mailing costs for catalogs and post cards.

The Company increased its advertising expenditures during the quarter ended March 31, 1999 to about $27,500 from about $9,600 in the quarter ending March 31, 1998. The increased advertising expenditure are primarily due to the fall catalog being delayed until January 1999 when it would normally would have fallen into the holiday quarter ended December 31, 1998.



             RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1999
             -------------------------------------------------------
                  COMPARED WITH SIX MONTHS ENDED MARCH 31, 1998
                  ---------------------------------------------


The net loss for the six month period ended March 31, 1998 was $228,082 ($.04 per share) compared with a net loss of $103,859 ($.02 per share) for the six month period ended March 31, 1998.

Net sales for the six month period ended March 31, 1999 were $560,984 compared with net sales of $615,982 for the period ended March 31, 1998. The decrease in net sales was primarily due to the decreased sales volume of approximately $10,000 as a result of one former franchise location being acquired by the Company in January 1999, and the need for a new "infomercial" which is in production and should be ready for release in the late spring.

Gross margin remained constant at 80% for the six month period ended March 31, 1999 and 81% for the six month period ended March 31, 1998.

Selling, general and administrative expenses increased by approximately $66,000 for the six month period ended March 31, 1999 compared with the six months ended March 31, 1998 due primarily to the following. Health insurance benefits increased approximately $6,300 due to a rate increase and more employees qualifying for coverage; building lease expense increased by approximately $8,200; legal expense increased by approximately $10,000; mail delivery expense increased by approximately $6,100 due to increased mailings of catalogs and travel expenses increased by approximately $5,000 due to increased travel to the retail stores. Bad debt expense increased by approximately $21,100 for the six months ended March 31, 1999, compared to six months ended March 31, 1998 due to an expense reversal in the six months ended March 31, 1998.

The Company increased its advertising expenditures during the six months ended March 31, 1999 compared with the six months ended March 31, 1998 from about $38,000 to about $40,500 The increased advertising expenditure are primarily due to the fall catalog being delayed until January 1999 when it would normally would have fallen into the holiday quarter ended December 31, 1998. Advertising as a percentage of net sales increased to 7% for the six months ended March 31, 1998 compared to 6% for the six months ended March 31, 1998.

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


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  There are no significant changes to the information reported in the Form 10-KSBA for the year ended September 30, 1998.

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





                                       BIOZHEM COSMECEUTICALS, INC.
                                       ----------------------------
                                       (registrant)




Date:  March 12, 1999                  By:      /s/  John C. Riemann
                                          --------------------------------

                                          John C. Riemann
                                          Chief Executive Officer
                                          (Responsible Financial Officer)