Form 10QSB
period 1999-06-30
BIOZHEM COSMECEUTICALS INC
filed 1999-08-16
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  Form 10 - QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                        Commission file number 1 - 14725
                                               ---------

                          BIOZHEM COSMECEUTICALS, INC.
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

         Yes   X                    No
             -----                     -----
         As of July 31, 1999, there were 7,232,630 shares outstanding of the issuer's common stock, $.001 par value.

                           BIOZHEM COSMCEUTICALS, INC.

                         PART 1 - FINANCIAL INFORMATION


Item 1.           Financial Statements

                     Index to Condensed Financial Statements
                     ---------------------------------------

                                                                      Page
                                                                      ----
Condensed Balance Sheets
         June 30, 1999 and September 30, 1998                          3

Condensed Statements of Operation
         For the Three Months Ended and the Nine
         Months Ended June 30, 1999
         and June 30, 1998                                             4 - 5

Condensed Statements of Cash Flows
         For the Nine Months Ended June 30, 1999
         and June 30, 1998                                             6

Notes to Condensed Financial Statements                                7 - 9

Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9

                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


ASSETS
                                                                 June 30          Sept 30
                                                                  1999              1998
                                                              -------------     -------------
Cash                                                          $      3,295      $          -
Trade accounts receivable, net                                       2,288             3,002
Inventory                                                           72,952            90,322
Other current assets                                                 6,934             5,238
                                                              -------------     -------------
Total current assets                                                85,469            98,562

Property and equipment, net                                         53,372            62,140

Intangible assets, net                                             330,464           288,598

Other assets                                                        17,755            72,001
                                                              -------------     -------------
Total Assets                                                  $    487,060      $    521,301
                                                              =============     =============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
Accounts payable and accrued liabilities                           225,971           212,919
Notes payable                                                       59,354           118,069
Current portion of long-term debt                                   66,910            46,935
                                                              -------------     -------------
Total current liabilities                                          352,235           377,923

Long term portion                                                  145,625            93,835

Stockholders' Equity:
Preferred stock, $1.00 par value:
Authorized shares - 10,000,000
issued and outstanding - none
Common stock, $.001 par value.
Authorized 100,000,000 shares; issued and
outstanding 4,945,282 and 6,951,200
at September 1998 and March 1999, respectively                       7,232             4,945
Common stock subscribed, $.001 par value
980,414  at September 1998                                                               980

Additional paid-in capital                                       4,644,056         4,252,412
Accumulated deficit                                             (4,662,088)       (4,208,794)
                                                              -------------     -------------

Total stockholders' equity                                         (10,800)           49,543
                                                              -------------     -------------

Total Liabilities and Stockholders' Equity                    $    487,060      $    521,301
                                                              =============     =============


The accompanying notes are an integral part of the consolidated financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                 Three             Three
                                                                 Months            Months
                                                                 Ended             Ended
                                                                June 30           June 30
                                                                  1999              1998
                                                              -------------     -------------

Net Sales                                                     $    263,562      $    283,602
Cost of Sales                                                       57,523            54,068
                                                              -------------     -------------

         Gross Margin                                              206,039           229,534
                                                              -------------     -------------

Expenses
Selling and G&A                                                    394,573           286,013
Advertising                                                         14,195            12,196
Depreciation and amortization                                       19,689            17,689
                                                              -------------     -------------
Total expenses                                                     428,457           315,898

Operating income (loss)                                           (222,418)          (86,364)

Interest expense                                                     7,194             5,691

Other income (expense)                                               4,445                 0
                                                              -------------     -------------

Net income (loss)                                                 (225,167)          (92,055)
                                                              =============     =============


Net income (loss) per common share                            $      (.037)     $      (.004)
                                                              =============     =============


The accompanying notes are an integral part of the consolidated financial statements.

                          BIOZHEM COEMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                  Nine              Nine
                                                                 Months            Months
                                                                 Ended             Ended
                                                                June 30           June 30
                                                                  1999              1998
                                                              -------------     -------------

Net Sales                                                     $    824,506      $    899,584
Cost of Sales                                                      169,735           171,966
                                                              -------------     -------------

        Gross margin                                               654,771           727,618
                                                              -------------     -------------

Expenses
Selling and  G&A                                                   979,052           804,240
Advertising                                                         54,719            50,511
Depreciation and amortization                                       56,329            51,501
                                                              -------------     -------------
Total expenses                                                   1,090,100           906,252

Operating income (loss)                                           (435,329)         (178,634)

Interest expense                                                    22,409            17,294

Other income                                                         4,445                14
                                                              -------------     -------------

Net income (loss)                                             $   (453,293)     $   (195,914)
                                                              =============     =============

Net income (loss) per common share                            $       (.07)     $      (.008)


The accompanying notes are an integral part of the consolidated financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                  Nine              Nine
                                                                 Months            Months
                                                                 Ended             Ended
                                                                June 30           June 30
                                                                  1999              1998
                                                              -------------     -------------

Net cash provided by (used in) operating
         activities                                           $   (333,279)     $   (165,670)

Net cash provided by (used in) investing
         activities                                                (69,426)          (78,613)

Net cash provided by (used in) financing
         activities                                                406,000           244,283
                                                              -------------     -------------



Net increase (decrease) in cash                                      3,295                 0

Cash at beginning of period                                              0                 0
                                                              -------------     -------------

Cash at end of period                                                3,295                 0
                                                              =============     =============


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

INTERIM FINANCIAL STATEMENTS. The accompanying condensed financial statements have been prepared in accordance with instructions to quarterly reports on form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1999 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for periods ended June 30, 1999 are not necessarily indicative of operating results for the full year.

INVENTORY NOTE AGREEMENT. The company negotiated an inventory note arrangement with Arizona Natural Resources (ANR), its primary supplier, to provide the Company inventory financing in the form of a line credit of $44,000 on invoiced amounts to the Company. The line of credit bears an interest rate of 10% per annum. The amount outstanding on the line of credit was $0 as of June 30, 1999.

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

                          BIOZHEM COSMECEUTICALS, INC.
                     MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has experienced severe liquidity shortages beginning in August 1994. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been; lower than anticipated retail sales and profitability due to limited marketing and the need for a new infomercial. The Company had current liabilities in excess of current assets of $266,766 as of June 30, 1999, compared with current liabilities in excess of current assets of $279,361 as of September 30, 1998.

The Company decreased inventory levels from $90,300 as of September 30, 1998 to approximately $72,950 during the nine months ended June 30, 1999.

Accounts payable and accrued liabilities have been increased from approximately $213,000 as of September 30, 1998 to approximately $226,000 as of June 30, 1999.

On December 28, 1998, the Company signed a new note with Eldorado Bank, with an interest rate at prime plus 3%, with terms as follows: interest only through January 1999, 1 principal payment of $10,000 plus interest on February 1, 1999, 1 principal payment of $15,000 plus interest on March 1, 1999, 1 principal payment of $15,000 plus interest on April 1, 1999 and a final principal and interest payment of $9,585.10 on May 1, 1999. The balance as of June 30, 1999 was $0. The Company must still rely primarily on operating cash flow and cash management to sustain its operations. During the nine months ended June 30, 1999, the Company has completed additional equity financing of $392,950 in private placement and is actively pursuing additional financing sources. If management cannot achieve its 1999 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate. (see "Subsequent Events", page 10)

The Company's continued existence is dependent upon its ability to achieve its 1999 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."


               RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 1999
               ---------------------------------------------------
                    COMPARED WITH QUARTER ENDED JUNE 30, 1998
                    -----------------------------------------

The net loss for the continuing operations for the quarter ended June 30, 1999 was $225,167 ($.037 per share), compared with a net loss of $92,055 ($.004 per share) for the quarter ended June 30, 1998.

Net sales for the continuing operations for the quarter ended June 30, 1999 were $263,562 compared with net sales of $283,602 for the quarter ended June 30, 1998. During the quarters ended June 30, 1999 and 1998 respectively, net sales decreased in the retail division by about $13,000. Sales volume in the franchise division declined by about $7,000 during the quarter ended June 30, 1999 due to the closure of one franchise location in 1998.

Gross margin was 78% for the quarter ended June 30, 1999 and 81% for the quarter ended June 30, 1998. The decreased gross margin percentage resulted primarily from the introduction of promotional sales events each month, which offered different volume discounts and the writing off of obsolete inventory of approximately $7,800.

Operating expenses for the quarter ended June 30, 1999 were about $428,000 compared with about $316,000 for the quarter ended June 30, 1998 primarily as a result of video development of $47,500, consulting fees of approximately $10,000 and Directors' fees of approximately $12,000. Overall, the Company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 1999.



             RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 1999
             -------------------------------------------------------
                  COMPARED WITH NINE MONTHS ENDED JUNE 30, 1998
                  ---------------------------------------------

The net loss for the continuing operations for the nine month period ended June 30, 1999 was $453,293 ($.07 per share) compared with a net loss of $195,914 ($.008 per share) for the nine month period ended June 30, 1998. Funding delays have hampered the Company's ability to implement an effective new business promotional program, which has resulted in lower sales than had been anticipated for current fiscal year. The Company's experience with "infomercials" and other forms of direct response advertising indicates that this form of advertising, on a national basis, should increase sales, expand the Company's existing customer base and add to the overall profitability of the Company.

Net sales for the nine month period ended June 30, 1999 were $824,506 compared with net sales of $899,584 for the period ended June 30, 1998. The decrease in net sales was primarily due to the decreased sales volume of approximately $32,000 as a result of one former franchise location being acquired by the Company in January 1999 and the need for new promotional programs. (see subsequent events page 10)

Gross margin for the nine months ended June 30, 1999 was 79% compared to 81% for the nine months ended June 30, 1998. The decreased gross margin percentage resulted primarily from the introduction of promotional sales events each month, which offered different volume discounts and the writing off of obsolete inventory of approximately $7,800.

Operating expenses for the nine months ended June 30, 1999 were approximately $1,090,000 compared with approximately $906,000 for the nine months ended June 30, 1998. Advertising was increased $4,200 over the nine-month period. Bad debt expense increased by approximately $19,500 for the nine months ended June 30, 1999, compared to nine months ended June 30, 1998 due to an expense reversal in the nine months ended June 30, 1998. Legal expense increased approximately $19,250 for the nine months ended June 30,1999 when compared to the nine months ended June 30, 1998 due to fund raising activities. $47,500 was spent on video development during the nine months ended June 30, 1999, as well as consulting fees for approximately $10,000 and Directors' fees of approximately $12,000.

                                SUBSEQUENT EVENTS


MANAGEMENT AGREEMENT

This Agreement (the "Agreement") is effective as of July 14, 1999 (the "Effective Date") by and among ONE WORLD NETWORKS INTEGRATED TECHNOLOGIES, INC., a Nevada corporation (or any affiliate thereof) (collectively "OWN"), and BIOZHEM COSMECEUTICALS, INC. ("COMPANY") a Texas corporation.

GENERAL MANAGEMENT OWN is hereby engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company and the Business during the Term of this Agreement. "Term" shall mean, subject to certain provisions, a period beginning as of the Closing Date and terminating five (5) years hence. OWN is exclusively authorized to provide and perform for and on behalf of the Company all services required of OWN pursuant to the terms of this Agreement in such a manner as OWN deems reasonable and appropriate in order to meet the day-today requirements of the Company and the Business. In performing such services for the Company, OWN may advance or pay on the Company's behalf all necessary or appropriate sums pursuant to this Agreement, including but not limited to Manager's Reimbursement and Management Fee. OWN may subcontract with other persons to perform any part of the services required of OWN hereunder. The Company acknowledges the OWN shall only be required to spend the hours necessary or appropriate to perform its duties hereunder and shall not be prohibited hereby from undertaking other activities, duties of the Board of Directors and officers on the Company, the Company will cooperate with OWN's business arrangements and will not interfere with OWN's efficient management of the day-to-day operations of the Company.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 1998

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



                                                 BIOZHEM COSMECEUTICALS, INC.
                                                 ----------------------------
                                                          (registrant)


Date: August 11, 1999                            By: /s/  John C. Riemann
                                                     ---------------------------

                                                 John C. Riemann
                                                 Chief Executive Officer
                                                 (Responsible Financial Officer)