Form 10KSB
period 1999-09-30
BIOZHEM COSMECEUTICALS INC
filed 2000-01-18
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   For the fiscal year ended September 30, 1999


                         Commission file number 1-14725
                                                -------

                          BIOZHEM COSMECEUTICALS, INC.
                 (Name of Small Business Issuer in its Charter)

Texas                                                        76-0118305
-----                                                        ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)


32238 Paseo Adelanto Ste A
--------------------------
San  Juan Capistrano CA                                               92675
-----------------------                                               -----
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
                  Yes   X                            No
                     --------                          --------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $1,073,963.

         As of September 30, 1999, the aggregate market value of the issuer's common stock, $.001 par value, held by nonaffiliates of the issuer, is $2,954,652 computed based upon bid and ask quotes averaging $.37 per share. A limited trading market exists.

                                                     TABLE OF CONTENTS


PART I

Item 1     Description of Business ..........................................3-6

Item 2     Description of Property.............................................6

Item 3     Legal Proceedings...................................................6

Item 4     Submission of Matters to a Vote of Security Holders................ 6


PART II

Item 5     Market for Common Equity and Related Stockholder Matters.......... 7

Item 6     Management's Discussion  and Analysis of Plan of Operations......7-11

Item 7     Financial Statements............................................12-31

Item 8     Changes In and Disagreements With Accountants
                 on Accounting and Financial  Disclosure......................31


PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16 (a) of the Exchange Act....... 32-33

Item 10    Executive Compensation............................................ 33

Item 11    Security Ownership of Certain Beneficial Owners and Management..34-35

Item 12    Certain Relationships and Related Transactions.................... 35

Item 13    Exhibits, Lists and Reports on Form 8-K........................... 36

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

         Business Development
         --------------------

         Biozhem Cosmeceuticals, Inc. ("Biozhem" or "the Company"), formerly known as Entourage International, Inc., is a Texas corporation, which commenced operations in 1984.

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

         On January 31, 1997, the Company, through a wholly owned subsidiary, BFS Acquisition Corp. ("BAC"), entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services USA, Inc. ("BFS"), a company owned by an Officer/Director of the Company, whereby BFS was merged into BAC. As a result of the merger, BAC acquired all of the assets of BFS amounting to $273,895 and assumed all of the liabilities of BFS amounting to $184,700. The assets included a $175,000 promissory note payable by the Company to BFS which was due on demand. Following the merger, this indebtedness was canceled. The merger consideration consisted of 1,500,000 shares of common stock issued to the shareholders of BFS valued at $300,000. In connection with the acquisition, the Company recorded $210,805 in goodwill.

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

         On December 5, 1997, the Company entered into a Settlement Agreement and Mutual Release of All Claims with the franchisee of the Atlanta, Georgia store, closed in April 1997. In consideration, the Company issued the franchisee a $59,855 non-interest bearing note and warrant to purchase 17,000 shares of the Company's common stock for $0.40 per share.

         On January 15, 1999, the Company acquired the assets of the Louisville, Kentucky retail store from a franchisee for consideration of $80,750, consisting of a promissory note in the amount of $65,000 and 35,000 shares of common stock valued at $15,750. The note bears interest at 8% per annum with principal and interest payments due from February 15, 1999 through January 15, 2002.

         The Company entered into a management agreement in 1999. This Agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among One World Networks Integrated Technologies, Inc., a Nevada corporation (or any affiliate thereof) (collectively "OWN"), and the Company.

         OWN is engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five year period. OWN is exclusively authorized to provide and perform for and on behalf of the Company all services required of OWN pursuant to the terms of this Agreement in such a manner as OWN deems reasonable and appropriate in order to meet the day-to-day requirements of the Company. In performing such services for the Company, OWN may advance or pay on the Company's behalf all necessary or appropriate sums pursuant to this Agreement. OWN may subcontract with other persons to perform any part of the services required of OWN hereunder. The Company will cooperate with OWN's business arrangements and will not interfere with OWN's efficient management of the day-to-day operations of the Company. See Item 6 for a more complete description of the Agreement.

         Business of Issuer
         ------------------

         A.  PRODUCTS

         The Company markets Biozhem skin care products.

         BIOZHEM SKIN CARE PRODUCTS: The Company's primary products are a series of skin care formulations marketed and sold using the name Biozhem. Sales in the Biozhem product line consist primarily of the five-step "Woman's Skin Care System". This five-step process is specially formulated to clean and condition the skin. The formulation consists of natural ingredients and the Company has eliminated certain ingredients, which are known to be damaging to the skin. The Biogime name was used for the fifteen months following the December 21, 1995 transfer of the direct sales division, after which the name "biozhem" was used.

         B. DISTRIBUTION

         At September 30, 1999, Biozhem skin care products are marketed through seven Company-owned retail stores and one licensed retail store.

               (1) Company - owned Retail Stores
               ---------------------------------

         During fiscal 1999, the Company operated seven Company-owned retail stores under the name Biozhem Skin Care Center. Sales through Company-owned retail stores were 98% and 96% of total sales in the fiscal years ended September 30, 1999 and 1998 respectively. The locations with opening and closing dates (during the current and previous fiscal years) of the Company-owned and operated retail stores as of September 30, 1999 were:

               Dallas, Texas (March 1991)
               Phoenix, Arizona (March 1992)
               Denver, Colorado (March 1993)
               Santa Ana , California (February 1997)
               San Diego, California (February 1997)
               Tulsa, Oklahoma (July 1997)
               Oklahoma City, Oklahoma (July 1997)
               San Jose, California ( March 1993) (Closed September 1997) Tampa, Florida (April 1993) (Closed September 1997)
               Chicago (Oakbrook), Illinois (September 1993) (Closed September
                 1996)
               Louisville, Kentucky (January 1999)

         The San Jose, Santa Ana, San Diego, Tulsa, Oklahoma City and Louisville stores were acquired from franchisees; the other stores were opened by the Company.

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

               (2) Franchised and Licensed Retail Stores
               -----------------------------------------

         Biozhem products have been distributed through one franchised and one licensed retail store under the Biozhem Skin Care Center name through September 30, 1999 and 1998, respectively. Their operations were the responsibility of BFS until January 31, 1997, when BFS was acquired by the Company. These retail stores are located in Kentucky and Nevada. In

         January 1999, the Company purchased the Kentucky location. During 1997 the Company acquired the Santa Ana and San Diego franchises from BFS as well as purchasing the Tulsa and Oklahoma City franchises from Hogan, Inc. The Atlanta franchise closed April 1997.

         Sales to franchised and licensed retail stores were 2% and 4% of total sales for the fiscal years ended September 30, 1999 and 1998 respectively.

               (3) International Export Operations
               -----------------------------------

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

         C. COMPETITION

         Biozhem competes with a large number of companies and product lines in the states in which its products are sold. Many competitive companies are well established and have research, financial and manufacturing capabilities and other resources substantially greater than those of Biozhem. Retail competition consists of major cosmetic companies such as Estee Lauder, Clinique and Lancome and national retailers such as Body Shop.

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

         The Company maintains its inventory at a warehouse in San Juan Capistrano, California. Additionally, small amounts of inventory are stocked at the Company-owned retail stores. Inventory is financed through internally-generated funds and credit extended from ANR. The majority of the inventory is sold for cash. Merchandise is shipped directly from the San Juan Capistrano, California warehouse to distributors or retail stores.

         The Company extends a 90-day return policy which permits customers to return merchandise on an initial order in exchange for cash (less a restocking charge) or replacement merchandise.

         E. PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company utilizes no patents or copyrights in connection with any of its operations. The Company operates under a trademark registration for "Biozhem." The trademarks "Biogime" and "Biogime Skin Care Center" were being used in the United States until March 21, 1997. The service marks, trade name Biogime, the design logo and the three Federal trade-mark registrations relating to Biogime were transferred to Biogime in the December 21, 1995, transfer of the Company's interest in Biogime to certain shareholders. As part of this agreement, a consent agreement was signed by the Company and Biogime allowing the Company to use the Biozhem mark concurrently with Biogime's use of the Biogime marks. A service mark application was filed on May 27, 1997 for Biozhem's "Advanced Skin Care Solutions." Trade name and trademark applications were also filed on May 27, 1997, for Biozhem, Biozhem Skin Basics, Biozhem Body Basics and Colour Concepts by Biozhem. The Company seeks to protect its proprietary interests in its products by applying for patents, trademarks and/or copyrights as circumstances warrant.

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

         G. EMPLOYEES AND CONSULTANTS

         Biozhem employs 12 full-time and 13 part-time persons, one of whom is an officer of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 2,400 square feet of office and warehouse space within a business park setting in San Juan Capistrano, California. The Company also leases retail space for each Company-owned retail center which it operates as a Biozhem Skin Care Center in the various locations. Generally, retail stores are located in small, upscale shopping centers with 700 to 1,000 square feet of space each. The total lease commitments are $169,000, $117,000, $83,000, $50,000 and $24,000
         in fiscal years 2000, 2001, 2002, 2003 and 2004, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         Historically, the Company's common stock was traded in the over-the-counter market of NASDAQ under the symbol "ENTG". On January 23, 1991, the Company was notified that its stock was delisted from the NASDAQ system because of the limited number of firms making a market for the Entourage stock under the NASDAQ system. Though there is still a limited market in the Company's common stock now under the symbol "BZHM", there have been sporadic bid prices quoted during fiscal year 1999. The following table sets forth the high and low bid prices of Biozhem common stock for the periods shown. Information on the quarters ended December 31, 1997, March 31, 1998 and June 30, 1998 are not available.

                  QUARTER ENDED                      BID PRICES
                  -------------                      ----------
                                                     LOW      HIGH
                  September 30, 1998                 $.25     $.50
                  December 31, 1998                  $.31     $.69
                  March 31, 1999                     $.37     $.78
                  June 30, 1999                      $.34     $.72
                  September 30, 1999                 $.19     $.56

         The above quotations reflect inter-dealer prices, without retail mark-up, markdowns or commission, and may not necessarily reflect actual transactions. The above quotations have been adjusted to reflect the 5 for 1 reverse stock split in August 1998.

         As of September 30, 1999, there were approximately 615 record holders of the Company's common stock.

         The Company has paid no dividends on its common stock and has no present plans to do so. The Company's Board of Directors intends to retain earnings, if any, to finance the growth and development of the business of Biozhem. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements and earnings, if any, of Biozhem, as well as other factors which the Board of Directors may deem relevant.

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

        On January 15, 1999, the Company acquired the assets of the Louisville, Kentucky retail store from a franchisee for consideration of $80,750, consisting of a promissory note in the amount of $65,000 and 35,000 shares of common stock valued at $15,750. The note bears interest at 8% per annum with principal and interest payments of $2,037 due from February 15, 1999 through January 15, 2002.

        The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair market value and the operations of the retail store acquired are included in the statement of operations beginning January 16, 1999. Goodwill, a covenant not to compete and customer list of $60,750, $10,000 and $10,000, respectively, were recorded in connection with the transaction.

        MANAGEMENT AGREEMENT

        The Company entered into a management agreement in 1999. This Agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among One World Network Integrated Technologies, Inc., a Nevada corporation (or any affiliate thereof) (collectively "OWN"), and the Company. OWN is engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five year period. OWN is exclusively authorized to provide and perform for and on behalf of the Company all services required of OWN pursuant to the terms of this Agreement in such a manner as OWN deems reasonable and appropriate in order to meet the day-to-day requirements of the Company. In performing such services for the Company, OWN may advance or pay on the Company's behalf all necessary or appropriate sums pursuant to this Agreement. OWN may subcontract with other persons to perform any part of the services required of OWN hereunder. The Company will cooperate with OWN's business arrangements and will not interfere with OWN's efficient management of the day-to-day operations of the Company.

        OWN is in charge of marketing and distribution activities on behalf of the Company. OWN shall be responsible for all sales activities including determining which products to market, selling prices, target customers, selecting distribution methods and procedures and advertising activities. In the event OWN identifies new products to be distributed by, through, or on behalf of the Company, OWN shall be entitled to an additional fee equal to twenty five percent of the actual cost of the products in addition to any other fees payable to OWN hereunder.

        OWN is entitled to a reimbursement, which shall be calculated and paid on a monthly basis. The reimbursement shall be the sum of OWN's reimbursable overhead, direct expenses, product development and capital costs. For its services to the Company and for undertaking all of its obligations hereunder to the Company, OWN shall be paid on a monthly basis a management fee, which may be paid on an estimated basis. The management fee shall mean a fee of 40% of pre-tax net income, if any, for each year during the five year term.

        On the closing date and continuing thereafter, the Company will issue to OWN warrants, which warrants will contain cashless exercise provisions and protection against stock split/reverses and will have a term of five years from their respective date of issuance. The Warrants will be issued as follows:

                  (i) 1,000,000 Class A Warrants to purchase one share of Company's common stock at an exercise price of $.70 or the average of the closing price as quoted on the principal exchange for which the Company's shares trade for the five (5) day period immediately preceding the date of the execution of this agreement;

                  (ii) Commencing on the first day of the first calendar month following the Closing Date, the Company shall calculate on a monthly basis, Pre-Tax Net Income. For each $400,000 in cumulative Pre-Tax Net Income that is generated by the Company during the term, OWN will receive 500,000 Class B Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 per share, up to a maximum of 22,000,000 Class B Warrants;

                  (iii) 1,000,000 Class C Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 upon the completion during the term of a strategic alliance, endorsement deal or product acquisition, the result of which, in combination with other activities of the Company, increase the market capitalization of the Company by at least $10,000,000, such determination to be based upon a six (6) month average before and after said transaction of the daily closing prices as quoted on the principal exchange for which the Company's shares trade;

                  (iv) 1,000,000 Class D Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 upon the attainment during the term of the first two consecutive quarters of Pre-Tax Net Income of more than $60,000 per quarter; and

                  (v) 1,000,000 Class E Warrants to purchase one share of the Company's common stock at an exercise price of $1.50 per share if the Company, during any consecutive six (6) month period (or less) attains gross revenues of at least $8,000,000, provided that no Class E Warrants shall be issued if the Company does not have after tax net income from operations during such period; and provided further, a maximum of 3,000,000 Class E Warrants shall be issued under this subparagraph.

        As of September 30, 1999, the Company has issued 1,000,000 Class A Warrants to purchase shares of the Company's common stock at $0.56 per share.

        As of September 30, 1999, upon closing of the transaction, OWN made available to the Company a loan of up to $50,000 to cover operational cash flow problems. The loan bears interest of 10% for a one-year period. If the note is not repaid at maturity it may be repaid with common stock of the Company valued at $.37 per share, with piggyback registration rights. In addition, OWN shall assist the Company and its advisors, and on a best efforts basis and on terms to be mutually agreed upon, in arranging for $200,000 in new equity. The balance on the note was $42,177 at September 30, 1999.

        Concurrently with the closing of the transaction on July 14, 1999, Mr. Hernand and Mr. Reyff, Sr. resigned from the Board of Directors of the Company. The vacancies created thereby will be filled, as soon as practicable, by two new outside directors acceptable to OWN and the remaining directors. At any subsequent time, OWN shall have the right to designate two (2) additional nominees, and the Company shall be obligated to cause the directors to increase the size of the Board to seven members and shall appoint the two persons designated by OWN to fill the vacancies so created, and such directors shall serve until the next meeting of shareholders of the Company at which directors are elected. Upon termination of the Agreement, all directors elected by or through OWN, if any, will resign effective immediately.

        LIQUIDITY
        ---------

        The Company has recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following; lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing; and the need for a new infomercial. Current liabilities exceeded current assets by $265,949 at September 30, 1999. In addition, cash balances were $0 at September 30, 1999.

        During 1999, the Company sold 1,181,371 shares of its common stock. Proceeds to the Company were $370,950, net of offering costs of $77,550. During 1998, the Company sold or committed 775,652 shares (including 52,319 shares committed to finders) of its common stock. Proceeds to the Company were $221,448, net of offering costs of $5,502.

        In the year ended 1999, the Company committed 14,911 shares of common stock for $5,517 in debt cancellation and 103,135 shares of common stock for $27,280 in consulting fees.

        On February 15, 1999, the Company issued 35,000 shares as the $15,750 down payment for the purchase of the Kentucky franchise. On June 29, 1999, the Company issued 10,000 shares as a bonus to an employee at a share price of $.50. Concurrent with the OWN Transaction, on July 15, 1999, the Company issued a total of 528,750 shares of common stock as follows: 442,540 shares of common stock were issued to shareholders to convert $163,183 of debt to equity; 86,210 shares of common stock were issued in lieu of cash payments for consulting fees totaling $28,566; 32,095 shares of common stock were issued in lieu of cash payments for unpaid directors' fees for a total of $11,875. During the year ended September 30, 1999, the Company issued a total of 272,629 shares of common stock in lieu of cash payments for financial public relations for a total of $124,675. The shares were issued as follows: 66,667 shares of common stock were issued on November 16, 1998; 87,671 shares of common stock were issued on January 14, 1999; 63,291 shares of common stock were issued on February 19, 1999; 35,000 shares of common stock were issued on March 19, 1999; and 20,000 shares of common stock were issued on July 1, 1999.

        On December 28, 1998, the Company signed a new note with Eldorado Bank, with an interest rate at prime plus 3%, with terms as follows: interest only through January 1999, 1 principal payment of $10,000 plus interest on February 1, 1999, 1 principal payment of $15,000 plus interest on March 1, 1999, 1 principal payment of $15,000 plus interest on April 1, 1999 and a final principal and interest payment of $9,585.10 on May 1, 1999. The loan with Eldorado Bank was paid off as agreed.

        The Company must still rely primarily on operating cash flow and cash management to sustain its operations. The Company's 2000 operating plan contemplates improved operating results and cash flow. Subsequent to year end, the Company has completed an additional equity financing of $66,500 and is actively pursuing additional financing sources. If management cannot achieve its 2000 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

        The Company's continued existence is dependent upon its ability to achieve its 2000 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

        OPERATIONS - 1999 COMPARED TO 1998
        ----------------------------------

         Biozhem incurred a net loss of $1,048,601 in 1999 compared to a net loss of $534,382 in 1998.

         Net sales in 1999 decreased $86,794 or 7% compared to sales in 1998. Average monthly sales per Company owned store dropped to approximately $12,525 in 1999 compared to $13,000 in 1998. Company owned stores accounted for 98% and 96% of total net sales in 1999 and 1998, respectively. Franchised and licensed stores accounted for 2% and 4% of total net sales in 1999 and 1998, respectively.

         Gross profit in 1999 decreased by $83,291 or 9% as compared to the corresponding amount for 1998, but remained consistent as a percentage of net sales at 81% in both 1999 and 1998. Gross profit as a percentage of net sales at Company owned stores was 82% and 82% in 1999 and 1998, respectively, and 37% and 54%, respectively, for sales to franchise stores.

         Selling, general and administrative expenses increased by $440,498 or 32%, in 1999 as compared to 1998 due to non-cash transactions totaling $337,051 related to granting 1,947,647 warrants to consultants, other service providers and shareholders and 262,629 shares of common stock issued in lieu of cash payments for financial public relations for a total of $124,675.

         Depreciation and amortization increased in 1999 by $8,415 as compared to 1998. The increase was due primarily to the acquisition of one retail store in January 1999.

         Interest expense decreased by $9,812 in 1999 as compared to 1998. The decrease was due primarily to the decrease in debt in 1999.

         At September 30, 1999, the Company had a federal net operating loss carryforward of approximately $4,900,000. If not used to offset future taxable income, these loss carryforwards will expire between 2002 and 2014. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions in the past may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforwards unusable.

         Based on numerous factors but not limited to the Company's historical losses, management believes that it cannot demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 1999. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

         YEAR 2000
         ---------

         The Company is currently assessing computer hardware and software difficulties that may be experienced in connection with the so-called "Year 2000" problems. The Company currently relies upon computer hardware and software systems from various third party vendors to manage critical functions of the Company. Internally generated software systems do not comprise a material element of the Company's information technology. The Company has secured from third party software and hardware vendors, including providers of telephone services, certificates of compliance with Year 2000 issues for currently installed systems that are material to the Company's operations. At this time, the Company expects that its key information technology vendors will be compliant with Year 2000 requirements. A failure by a third party vendor to adequately address the Year 2000 issue could have a material adverse effect on the Company. In addition, the magnitude of certain risks, for example those associated with embedded chips, are unknown at this point, and could nevertheless have a material adverse impact on the Company and other companies in its industry.

Item 7: Financial Statements





Reports of Independent Auditors...............................................13

Financial Statements
--------------------

Balance Sheets as of September 30, 1999 and 1998..............................14
Statements of Operations - Years ended September 30, 1999 and 1998............15
Statements of Stockholders' Equity - Years ended
    September 30, 1999 and 1998...............................................16
Statements of Cash Flows - Years ended September 30, 1999 and 1998............17
Notes to Financial Statements..............................................18-31

                         Report of Independent Auditors


Board of Directors and Stockholders
Biozhem Cosmeceuticals, Inc.


We have audited the accompanying balance sheets of Biozhem Cosmeceuticals, Inc., (the Company) as of September 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biozhem Cosmeceuticals, Inc. at September 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 1 to the financial statements, the Company's recurring operating losses and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                                  Corbin & Wertz


Irvine, California
January 6, 2000


                                   Biozhem Cosmeceuticals, Inc.

                                        Balance Sheets

                                                                                  SEPTEMBER 30,
                                                                             1999              1998
                                                                       ------------------------------------
ASSETS
Current assets:
    Trade accounts receivable                                             $       1,347    $       3,002
    Inventory                                                                    59,862           90,322
    Prepaid expenses and other current assets                                     3,268            5,238
                                                                       ------------------------------------
Total current assets                                                             64,477           98,562

Property and equipment, net                                                      47,758           62,140



Intangible assets, net                                                          316,441          288,598

Other assets                                                                     23,350           72,001
                                                                       ------------------------------------
                                                                          $     452,026    $     521,301
                                                                       ====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                              $     201,396    $     212,919
    Notes payable and line of credit                                             59,355          118,069
    Current portion of long-term debt                                            69,675           46,935
                                                                       ------------------------------------
Total current liabilities                                                       330,426          377,923

Long-term debt, less current portion                                             30,811           93,835
                                                                       ------------------------------------

           Total liabilities                                                    361,237          471,758
                                                                       ------------------------------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value; 10,000,000 shares
         authorized; no shares issued and outstanding                                 -                -
    Common stock, $.001 par value; 100,000,000 shares
         authorized; 7,985,548 and 4,945,282 shares
         issued and outstanding at September 30, 1999 and
         1998, respectively                                                       7,985            4,945
    Common stock subscribed, $.001 par value; 118,046
         and 980,414 shares committed as of September 30,
        1999 and 1998, respectively                                                 118              980
    Additional paid-in capital                                                5,340,081        4,252,412
    Accumulated deficit                                                      (5,257,395)      (4,208,794)
                                                                       ------------------------------------
Total stockholders' equity                                                       90,789           49,543
                                                                       ------------------------------------
                                                                          $     452,026    $     521,301
                                                                       ====================================

SEE INDEPENDENT AUDITORS REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                   Biozhem Cosmeceuticals, Inc.

                                     Statements of Operations

                                                                            YEARS ENDED SEPTEMBER 30,
                                                                             1999              1998
                                                                       ------------------------------------

  Net sales                                                               $   1,073,963    $   1,160,757
  Cost of sales                                                                 219,755          223,258
                                                                       ------------------------------------
  Gross profit                                                                  854,208          937,499

  Expenses:
      Selling, general and administrative                                     1,812,050        1,371,552
      Depreciation                                                               23,059           25,465
      Amortization                                                               52,907           42,086
                                                                       ------------------------------------
  Total operating expenses                                                    1,888,016        1,439,103
                                                                       ------------------------------------

  Loss from operations                                                       (1,033,808)        (501,604)
  Interest expense                                                              (22,980)         (32,792)
  Other income                                                                    8,187               14
                                                                       ------------------------------------

  Net loss                                                                $  (1,048,601)   $    (534,382)
                                                                       ====================================

  NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE BASIC
  AND DILUTED                                                             $        (.17)   $        (.12)
                                                                       ====================================

Weighted average number of common shares outstanding                          6,307,321        4,593,890
                                                                              ==========       ==========

SEE INDEPENDENT AUDITORS REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                        Biozhem Cosmeceuticals, Inc.
                                   Statements of Shareholders' Equity
                                 Years Ended September 30, 1999 and 1998
                                                                                              Additional
                                                                         Committed Common      Paid in     Accumulated
                                                  Common Stock               Stock             Capital       Deficit        Total
                                            ----------------------------------------------------------------------------------------
                                              Shares      Amount      Shares      Amount       Amount        Amount         Amount
                                            ----------------------------------------------------------------------------------------

Balances at October 1, 1997                  4,578,615   $ 4,578            -  $       -   $3,815,907     $(3,674,412)  $   146,073

Shares sold (including 52,319 shares
committed to finders), net of offering
costs of $5,502                                366,667       367      408,985        409      220,672               -       221,448

Shares committed upon conversion of debt             -         -      463,096        463      161,774               -       162,237

Shares committed for services                        -         -      108,333        108       54,059               -        54,167

   Net loss                                          -         -            -          -            -        (534,382)     (534,382)
                                            ----------------------------------------------------------------------------------------
Balances at September 30, 1998               4,945,282     4,945      980,414        980    4,252,412      (4,208,794)       49,543
                                            ----------------------------------------------------------------------------------------

Shares committed upon conversion of debt             -         -       14,911         15        5,502               -         5,517

Shares committed for services                        -         -      103,135        103       27,177               -        27,280

Shares sold, net of offering costs of
$77,550                                      1,181,378     1,181            -          -      369,769               -       370,950

Shares issued for purchases of assets           35,000        35            -          -       15,715               -        15,750

Shares issued for services                     400,934       401            -          -      169,715               -       170,116

Conversion of debt to common stock             442,540       443            -          -      162,740               -       163,183

Subscribed shares issued                       980,414       980     (980,414)      (980)           -               -             -

Warrants issued for services                         -         -            -          -      337,051               -       337,051

   Net loss                                          -         -            -          -            -      (1,048,601)   (1,048,601)
                                            ----------------------------------------------------------------------------------------
Balances at September 30, 1999               7,985,548   $ 7,985      118,046  $     118   $5,340,081     $(5,257,395)  $    90,789
                                            ========================================================================================

SEE INDEPENDENT AUDITORS REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.


                                   Biozhem Cosmeceuticals, Inc.

                                     Statements of Cash Flows

                                                                       YEARS ENDED SEPTEMBER 30,
                                                                         1999             1998
                                                                   -----------------------------------
OPERATING ACTIVITIES
Net loss                                                              $  (1,048,601)    $   (534,382)
Adjustments to reconcile net loss to net cash
 used in operating activities:
       Depreciation and amortization                                         75,966           67,551
       Common stock committed for services                                   27,280           54,167
       Common stock issued for services                                     170,116                -
       Expense recorded as a result of induced conversion of debt                 -           34,885
       Warrants issued for services                                         337,051                -
       Changes in operating assets and liabilities
              Accounts receivable                                             1,655            4,765
              Inventory                                                      30,460          (13,020)
              Prepaid expenses and other current assets                       1,970           (3,116)
              Other assets                                                   48,651          (48,172)
              Accounts payable and accrued liabilities                      (11,523)         100,124
                                                                   -----------------------------------
Net cash used in operating activities                                      (366,975)        (337,199)
                                                                   -----------------------------------

INVESTING ACTIVITIES
Purchases of property and equipment                                          (8,677)         (10,112)
                                                                   -----------------------------------

FINANCING ACTIVITIES
Proceeds from sales of common shares, net of offering costs                 370,950          221,448
Proceeds from borrowings                                                    160,379          274,171
Repayment of long-term debt                                                (155,677)        (148,308)
                                                                   -----------------------------------
Net cash provided by financing activities                                   375,652          347,311
                                                                   -----------------------------------

Net decrease in cash                                                              -                -

Cash at beginning of year                                                         -                -
                                                                   -----------------------------------
Cash at end of year                                                   $           -     $          -
                                                                   ===================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest                                $      22,980     $     32,792
                                                                   ===================================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:

Conversion of debt into common stock                                  $     163,183     $    127,352
                                                                   ===================================
Shares committed for conversion of debt                               $       5,517                -
                                                                   ===================================
Issuance of debt for the acquisition of
an intangible                                                         $      65,000     $     49,067
                                                                   ===================================
Write-off of accounts receivable in connection with
acquisition of asset                                                  $           -     $      1,611
                                                                   ===================================
Common stock issued for acquisition of asset                          $      15,750     $          -
                                                                   ===================================

SEE INDEPENDENT AUDITORS REPORTS AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


1. ORGANIZATION

DESCRIPTION OF THE COMPANY

         Biozhem Cosmeceuticals, Inc. (the Company), distributes consumer products (primarily skin care products) through retail stores which are Company-owned or operated by franchisees in California, Texas, Colorado, Arizona, Oklahoma and Nevada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES  AND BASIS OF PRESENTATION

         The Company's financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $1,048,601 and $534,382, a working capital deficiency of $265,949 and $279,361, and net cash used in operations of $366,975 and $337,199 in fiscal 1999 and 1998, respectively.

         The Company's continued existence is dependent upon its ability to achieve its 2000 operating plan, which contemplates significantly improved operating results and cash flow and obtaining additional financing. There can be no assurances that the Company will be successful in these efforts. Since September 30, 1999, the Company has received an additional $66,500 in equity financing.

         If management cannot achieve the 2000 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.
         The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

REVENUE RECOGNITION AND CONCENTRATION OF CREDIT RISK

         Sales by Company-owned retail stores are recorded when sold to a retail customer. Sales to franchisees are recorded when products are shipped. Provisions are made for estimated returns and allowances at the time of sale.

         At September 30, 1999, accounts receivable totaled $1,347. Credit risk is considered by management to be minimal.

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

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its accounts receivable, accounts payable, notes payable and long-term debt. Management believes the carrying amounts of the Company's financial instruments generally approximate their fair values at September 30, 1999; however, the fair values of the notes payable were not readily determinable, as market comparables were not available for such instruments.

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

         Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 3 to 5 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense was $23,059 and $25,465 for the years ended September 30 1999 and 1998, respectively.

         Management of the Company assesses the recoverability of property and equipment by determining whether the net carrying value of such assets can be recovered over their remaining lives through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at September 30, 1999.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


INTANGIBLE ASSETS

         Intangible assets consist of covenants not to compete, customer lists and goodwill arising from business combinations (see NOTE 3) and are amortized on a straight-line basis. The covenants are amortized over the contractual term of 3 years. The customer lists are amortized over the expected benefit life of 3 years. Goodwill, representing the excess of the purchase price over the estimated fair market value of the net assets of the acquired business, is amortized over the period of expected benefit of 10 years. Amortization expense was $52,907 and $42,086 for the years ended September 30, 1999 and 1998, respectively.

         The Company assesses the recoverability of these intangible assets by determining whether the net carrying value of such assets can be recovered over their remaining lives through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there was no impairment of intangible assets as of September 30,1999.

ADVERTISING

         Advertising costs are expensed as incurred. Advertising costs were $70,483 and $81,048 in 1999 and 1998, respectively.

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

PER SHARE AMOUNTS

         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 128, EARNINGS PER SHARE ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from common shares issued through stock options, warrants and other convertible securities. Both years presented have been restated to adopt the provisions of SFAS No.128. There was no effect on the per share amounts for either period as a result of the adoption of SFAS No. 128. All potentially dilutive shares have been excluded from dilutive EPS, as their effect would be anti-dilutive for fiscal 1999 and 1998.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


STOCK BASED COMPENSATION

         During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must provide pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

RECENT ACCOUNTING PRONOUNCEMENTS

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." Under SFAS 130, the Company reports and displays all components of comprehensive income in a full set of financial statements. SFAS No. 130 did not impact the Company's financial statements, as the Company has no items of comprehensive income.

         The FASB has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 19997, and need not be applied to interim financial information in the initial year of its application. SFAS 131 was adopted during fiscal 1999 and did not have a material impact on the Company, as the Company operates in one segment.

RECLASSIFICATIONS
         Certain amounts in the 1999 financial statements have been reclassified to conform to the 1998 presentation.

3. ACQUISITIONS, DISPOSITIONS AND OTHER

         On January 31, 1997, the Company, through a wholly owned subsidiary, BFS Acquisition Corp., ("BAC"), entered into an agreement and plan of merger with the shareholders of Biogime Franchise Services (USA), Inc., ("BFS"), whereby BFS was merged into BAC.

         The merger was accounted for as a purchase. Goodwill arising from the transaction amounted to $210,805 and is being amortized on a straight line basis over 10 years. BAC has subsequently dissolved and all its assets and liabilities were transferred to the Company.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


         On July 1, 1997, the Company acquired the assets of two retail stores from a franchisee for consideration of $107,155, consisting of a promissory note in the amount of $49,095 (SEE NOTE 7), forgiveness of liabilities due to the Company of $55,060 and assumption of liabilities in the amount of $3,000. The note bears interest at 8% per annum with principal and interest payments due monthly from July 15, 1997 through July 15, 2000.

         The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair value. Goodwill, a covenant not to compete and customer list of $50,155, $20,000, and $15,000, respectively, were recorded in connection with this transaction (SEE NOTE 5).

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

         On December 5, 1997, the Company executed a settlement agreement with the owners, one of whom is a director of the Company, of a closed franchise location. Pursuant to the agreement, the Company acquired the franchise customer database in exchange for the issuance of a non-interest bearing promissory note in the amount of $59,855 and a warrant to purchase 17,000 shares of the Company's common stock for $.40 per share. The note is due in 30 monthly installments of $1,995 from January 1998 through June 2000 and the warrant is exercisable at anytime prior to its expiration on December 5, 2000. The Company discounted the promissory note to $49,067 utilizing a 16% interest rate and wrote off $1,611 of receivable related to the franchise location. Consequently, the Company recorded $50,678 of goodwill, which is being amortized on a straight line basis over 10 years.

         On January 15, 1999, the Company acquired the assets of a retail store from a franchisee for consideration of $80,750, consisting of a promissory note in the amount of $65,000 and 35,000 shares of common stock valued at $15,750. The note bears interest at 8% per annum with principal and interest payments due from February 15, 1999 through January 15, 2002.

         The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair market value and the operations of the retail store acquired are included in the statement of operations beginning January 16, 1999. Goodwill, a covenant not to compete and customer list of $60,750, $10,000 and $10,000, respectively, were recorded in connection with the transaction. (SEE NOTE 5)

         The pro forma results of operations for 1999, assuming the acquired franchise retail store had been acquired at the beginning of 1999, is not presented here as the appropriate financial information is not available.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                         ESTIMATED USEFUL
                                                                SEPTEMBER 30,                 LIVES
                                                            1999             1998           (IN YEARS)
                                                     ------------------------------------------------------

    Leasehold improvements                              $    95,226       $    91,332           3
    Equipment                                               111,762           112,998           3
    Software                                                 37,707            31,687           5
                                                     ------------------------------------
                                                            244,695           236,017
    Accumulated depreciation                               (196,937)         (173,877)
                                                     ------------------------------------
                                                        $    47,758       $    62,140
                                                     ====================================


5. INTANGIBLE ASSETS

Intangibles assets consist of the following:

                                                                                  SEPTEMBER 30,
                                                                             1999              1998
                                                                       ------------------------------------

    Goodwill                                                               $  372,387       $  311,638
    Customer lists                                                             25,000           15,000
    Covenant not-to-compete                                                    30,000           20,000
    Trademark                                                                   2,535            2,535
                                                                       ------------------------------------
                                                                              429,922          349,173

    Accumulated amortization                                                 (113,481)         (60,575)
                                                                       ------------------------------------
                                                                           $  316,441       $  288,598
                                                                       ------------------------------------

                          Biozhem Cosmeceuticals, Inc.
                          Note to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


6. NOTES PAYABLE AND LINE OF CREDIT

Notes payable and line of credit consist of the following at September 30,

                                                                                     1999           1998
                                                                                ----------------------------
Line of credit payable to Eldorado Bank, interest at prime plus 2 1/2%, principal and interest due on September 1, 1998, secured by substantially all assets of the Company and guaranteed by
   the Company's president.                                                     $           -    $   $50,651

Note payable to JCR (SEE NOTE 8), interest at 8%, principal and interest payable monthly from February 15, 1997 through January 15, 1998, collateralized by the Company's assets.  The note was converted to
   stock in 1999.                                                                           -         27,985

Notes to various shareholders, interest at 10%, principal and interest are
   due on demand. The notes were converted to stock in 1999.                                -         27,267

Note payable to OWN (SEE NOTE 12), interest at 10%, principal and interest
   are due and payable within 12 months.                                               42,177              -

Note payable to JCR (SEE NOTE 8), interest at 10%, principal and interest
   payments of $1,287 due from November 15, 1999 through September 15, 2000.           12,332              -

Other                                                                                   4,846         12,166
                                                                                ----------------------------
                                                                                $      59,355       $118,069
                                                                                ============================

On December 28, 1998, the Company converted the line of credit with Eldorado Bank to a note payable, with an interest rate at prime plus 3%, which was repaid in full prior to September 30, 1999.

                          Biozhem Cosmeceuticals, Inc.,
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


7. LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 1999 and 1998:

                                                                                    1999           1998
                                                                                -----------------------------

Note payable to bank, interest at prime plus 3 1/2%, principal payments of
   $833 plus interest are due through August 15, 2000                           $       9,167   $     19,167

Note payable to seller of franchised retail stores (see NOTE 3), interest at 8%, principal and interest payments of $1,538 payable monthly from
   September 15, 1997 through July 15, 2000                                            21,961         31,482

Note payable to former franchisee for settlement  agreement  and mutual release, imputed interest rate at 16%, monthly payments of $1,995 due through June 1, 2000, net of unamortized debt discount of $3,460 and
   $7,407, respectively                                                                12,500         36,335

Subordinated note payable to JCR, interest at 8% collateralized by the
   Company's assets and due on demand.  The note was  converted to stock
   (SEE NOTE 8).                                                                            -         53,786

Note payable to seller of a franchised retail store (SEE NOTE 3), interest at 8%, principal and interest payments of $2,037 through
   January 15, 2002                                                                    56,858              -
                                                                                -----------------------------
                                                                                      100,486        140,770
Less current portion                                                                  (69,675)       (46,935)
                                                                                -----------------------------
                                                                                $      30,811   $     93,835
                                                                                =============================

Principal maturates are $69,675, $22,803 and $8,008 for the years ending September 30, 2000, 2001 and 2002 respectively.

8. RELATED PARTY TRANSACTIONS

The Company subleases a portion of its corporate office space to JCR Enterprises, Inc. ("JCR"), a company owned by an officer/director. The Company received sublease income of $13,656 for the twelve months ended September 30, 1999 and 1998, respectively.

The Company had notes payable outstanding to JCR of $81,771 as of September 30, 1998. On July 15, 1999, notes payable to JCR totaling $112,824 were converted to equity at the fair value of the stock with the issuance of 304,930 shares of the Company's common stock.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


As July 15, 1999, amounts owed to JCR in the form of accounts payable totaled $27,332. On that date $15,000 was converted to equity by the issuance of 40,541 shares of the Company's common stock. The remaining $12,332 was converted to a note payable to JCR, with interest at 10%, and principal and interest payments of $1,287 due from November 15, 1999 through September 15, 2000.

9. INCOME TAXES

Following is a reconciliation of federal income taxes computed at the statutory rate of 34% to income tax expense as reported.

                                                                              1999              1998
                                                                       ------------------------------------

      Expected income tax benefit at 34%                                  $    (357,000)   $    (181,700)
      Change in valuation allowance                                             357,000          181,700
                                                                       ------------------------------------
      Income tax expense                                                  $           -    $           -
                                                                       ====================================

Deferred tax assets consist of the following:

                                                                                   SEPTEMBER 30
                                                                              1999              1998
                                                                       ------------------------------------

      Net operating loss carryforwards                                    $   1,648,000    $   1,406,000
      Expenses recognized for granting warrants                                 115,000                -
      Depreciation and amortization                                               4,000            4,000
      Intangibles                                                                15,000           15,000
      Accruals                                                                    4,000            4,000
                                                                       ------------------------------------
                                                                              1,786,000        1,429,000
      Less valuation allowance                                               (1,786,000)      (1,429,000)
                                                                       ------------------------------------
      Net deferred taxes                                                  $           -    $           -
                                                                       ====================================

Based on numerous factors, including but not limited to the Company's historical losses, management believes that it cannot currently demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 1999. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

At September 30, 1999, the Company had a federal net operating loss carryforward of approximately $4,900,000 and state net operating loss carry forward of approximately $2,450,000. If not used to offset future income, these loss carryforwards will expire between 2002 and 2014. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforward unusable.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


10. STOCK HOLDERS' EQUITY

    STOCK ISSUANCES


         During 1998, the Company sold 366,667 shares of its common stock. Proceeds to the Company were $105,000, net of offering costs of $0. In addition, the Company committed 356,666 shares of common stock for $121,950. In connection with the commitment of 70,000 of these shares, warrants to acquire 35,000 shares of common stock at $1.00 per share were issued. These warrants expire September 30, 2001 and have piggyback registration rights. In connection with this offering, the Company committed 52,319 shares of its previously unissued common stock and paid $5,502 as offering costs.

         On September 15, 1998 the Company committed a total of 16,668 shares of common stock for consulting fees to an outside firm at a share price of $0.50 for a total of $8,334. On September 30, 1998, the Company committed a total of 554,761 shares of common stock as follows: 463,096 shares were committed to shareholders to convert $127,352 of debt to equity and an additional cost of $34,885 as a result of the inducement to convert, 91,665 shares of common stock were committed in lieu of cash for directors' fees for a total of $45,833.

         The Board of Directors proposed at its August 18, 1998 annual meeting that Article Four of the Articles of Incorporation be amended to (i) reclassify each share of issued and outstanding Common Stock of the Company into one-fifth (1/5) of a share of Common Stock, (ii) increase the number of authorized shares of Common Stock to 100,000,000, (iii) authorize 10,000,000 shares of Preferred Stock, and (iv) authorize the Board of Directors to establish series of Preferred Stock by fixing and determining the designations, preferences, limitations and relative rights, including voting rights, of the shares of any series so established. The issue was passed by the shareholders. The Company has adjusted all stock amounts to reflect the reverse stock split and has not yet established any series of Preferred Stock.

         During 1999, the Company sold 1,181,371 shares of its common stock. Proceeds to the Company were $370,950, net of offering costs of $77,550.

         In the year ended 1999, the Company committed 14,911 shares of common stock for $5,517 in debt cancellation and 103,135 shares of common stock for $27,280 in consulting fees.

         On February 15, 1999, the Company issued 35,000 shares as the $15,750 down payment for the purchase of the Kentucky franchise. On June 29, 1999, the Company issued 10,000 shares as a bonus to an employee at a share price of $0.50. Concurrent with the OWN transaction, on July 15, 1999, the Company issued a total of 528,750 shares of common stock as follows: 442,540 shares of common stock were issued to shareholders to convert $163,183 of debt to equity; 86,210 shares of common stock were issued in lieu of cash payments for consulting fees totaling $28,566; 32,095 shares of common stock were issued in lieu of cash payments for unpaid directors' fees for a total of $11,875. During the year ended September 30, 1999, the Company issued a total of 272,629 shares of common stock in lieu of cash payments for financial public relations for a total of $124,675. The shares were issued as follows: 66,667 shares of common stock were issued on November 16, 1998; 87,671 shares of common stock were issued on January 14, 1999; 63,291 shares of common stock were issued on February 19, 1999; 35,000 shares of common stock were issued on March 19, 1999;and 20,000 shares of common stock were issued on July 1, 1999.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


         1998 STOCK OPTION PLAN

         The Company has adopted the 1998 Stock Option Plan of Biozhem Cosmeceuticals, Inc. (the "1998 Plan"). The purpose of the Plan is to provide officers and employees of the Company and its subsidiaries and other eligible individuals an incentive through grant of options to acquire stock in the Company and encourage them to remain in the Company's service.

         Under the Plan, the Committee may, at any time prior to July 6, 2008, grant to eligible persons either incentive stock options or non-qualified stock options for an aggregate of 1,000,000 shares of the Company's Common Stock. Any unexercised or canceled stock options may be re-optioned under the Plan. Although not eligible to receive grants of incentive stock options, members of the Board of Directors of the Company who are not full-time employees of the Company or one of its subsidiaries are eligible to receive grants of non-qualified options. Directors who are full-time employees of the Company or one of its subsidiaries are eligible to receive grants of either incentive stock options or non-qualified options. The Committee may issue the options to different optionees subject to varying vesting requirements. The exercise price of any options granted under the Plan may not be less than 100% of the fair market value of the underlying shares of Common Stock on the day the option is granted, except that, with respect to options granted to persons owning more than 10% of the Common Stock on the date of the grant at which time the price must be at least 110% of the fair market value. The Plan was approved by a vote of the shareholders.


         Activity in the 1998 Stock Option Plan for the years ended September 30, 1999 and 1998 is as follows:

                                                                                   Weighted Avg.
                                                                Shares            Exercise Price
                                                            --------------      ------------------

                  Outstanding at September 30, 1997 and 1998            -                       -
                  Granted                                         522,000                    $.46
                  Exercised                                             -
                  Canceled                                        (10,000)                   (.46)
                  Outstanding at September 30, 1999               512,000                    $.46
                                                            ==============      ==================
                  Exercisable at September 30, 1999               142,000                    $.46
                                                            ==============      ==================

         The options have a remaining contractual life of 4.0 years at September 30, 1999.

         SFAS 123 PRO FORMA INFORMATION

         Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


         assumptions for the year ended September 30, 1999; risk free interest rate of 6.25%; dividend yield of 0%; expected life of the option 5 years; and volatility factor of the expected market price of the Company's common stock of 72%.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

WARRANTS

         The fair value of each warrant granted during fiscal 1999 and 1998 to consultants and other service providers is estimated using the Black-Scholes option-pricing model on the date of grant using the following assumptions; (i) no dividend yield, (ii) average volatility of 72 percent, (iii) weighted-average risk-free interest rate of approximately 6.25 percent, and (iv) expected life of 1 year. The total expense recorded in fiscal 1999 and 1998 for the granting of these warrants was $337,051 and $0, respectively.

         The following represents a summary of the warrants outstanding for the years ended September 30, 1999 and 1998:

                                                      1999                    1998
                                          ---------------------------------------------------
                                                         Wtd. Avg.                  Wtd. Avg.
                                             Shares      Ex Price       Shares       Ex Price
                                          ---------------------------------------------------
         Outstanding,
          beginning of year                     52,000   $    .80            -      $     -


              Granted                        1,947,697        .63       52,000          .80
                                          ---------------------------------------------------


         Outstanding, end of year            1,999,697  $     .63       52,000      $   .80
                                          ====================================================

         The warrants outstanding at September 30, 1999 have exercise prices between $.40 and $1.00. All of the warrants are exercisable and have a weighted average remaining contractual life of 4.1 years.

         The outstanding warrants at September 30, 1999 are held by consultants, other service providers and shareholders.

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


11. COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

         The Company leases office and warehouse space in San Juan Capistrano, California, and retail space in each city in which it has a retail store. Rent expense in 1999 and 1998 was approximately $204,000 and $197,000, respectively, and future commitments are approximately $169,000, $117,000, $83,000, $50,000 and $24,000 in 2000, 2001, 2002,
         2003 and 2004, respectively.

12. MANAGEMENT AGREEMENT

         The Company entered into a management agreement in 1999. This Agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among One World Network Integrated Technologies, Inc., a Nevada corporation (or any affiliate thereof) (collectively "OWN"), and the Company. OWN is engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five year period. OWN is exclusively authorized to provide and perform for and on behalf of the Company all services required of OWN pursuant to the terms of this Agreement in such a manner as OWN deems reasonable and appropriate in order to meet the day-to-day requirements of the Company. In performing such services for the Company, OWN may advance or pay on the Company's behalf all necessary or appropriate sums pursuant to this Agreement. OWN may subcontract with other persons to perform any part of the services required of OWN hereunder. The Company will cooperate with OWN's business arrangements and will not interfere with OWN's efficient management of the day-to-day operations of the Company.

         OWN is in charge of marketing and distribution activities on behalf of the Company. OWN shall be responsible for all sales activities including determining which products to market, selling prices, target customers, selecting distribution methods and procedures and advertising activities. In the event OWN identifies new products to be distributed by, through, or on behalf of the Company, OWN shall be entitled to an additional fee equal to twenty five percent of the actual cost of the products in addition to any other fees payable to OWN hereunder.

         OWN is entitled to a reimbursement, which shall be calculated and paid on a monthly basis. The reimbursement shall be the sum of OWN's reimbursable overhead, direct expenses, product development and capital costs. For its services to the Company and for undertaking all of its obligations hereunder to the Company, OWN shall be paid on a monthly basis a management fee, which may be paid on an estimated basis. The management fee shall mean a fee of 40% of pre-tax net income, if any, for each year during the five year term.

         On the closing date and continuing thereafter, the Company will issue to OWN warrants, which warrants will contain cashless exercise provisions and protection against stock split/reverses and will have a term of five years from their respective date of issuance. The Warrants will be issued as follows:

                  (i) 1,000,000 Class A Warrants to purchase one share of Company's common stock at an exercise price of $.70 or the average of the closing price as quoted on the principal exchange for which the Company's shares trade for the five (5) day period immediately preceding the date of the execution of this agreement;
                  (ii) Commencing on the first day of the first calendar month following the Closing Date, the Company shall calculate on a monthly basis, Pre-Tax Net Income. For each $400,000 in cumulative Pre-Tax Net Income that is generated by the Company during the term, OWN will receive 500,000 Class B Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 per share, up to a maximum of 22,000,000 Class B Warrants;

                          Biozhem Cosmeceuticals, Inc.
                          Notes to Financial Statements
                 For the Years Ended September 30, 1999 and 1998


                  (iii) 1,000,000 Class C Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 upon the completion during the term of a strategic alliance, endorsement deal or product acquisition, the result of which, in combination with other activities of the Company, increase the market capitalization of the Company by at least $10,000,000, such determination to be based upon a six (6) month average before and after said transaction of the daily closing prices as quoted on the principal exchange for which the Company's shares trade;

                  (iv) 1,000,000 Class D Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 upon the attainment during the term of the first two consecutive quarters of Pre-Tax Net Income of more than $60,000 per quarter; and

                  (v) 1,000,000 Class E Warrants to purchase one share of the Company's common stock at an exercise price of $1.50 per share if the Company, during any consecutive six (6) month period (or less) attains gross revenues of at least $8,000,000, provided that no Class E Warrants shall be issued if the Company does not have after tax net income from operations during such period; and provided further, a maximum of 3,000,000 Class E Warrants shall be issued under this subparagraph;

        As of September 30, 1999, the Company has issued 1,000,000 Class A Warrants to purchase shares of the Company's common stock at $0.56 per share (SEE NOTE 10).

        As of September 30, 1999, upon closing of the transaction, OWN made available to the Company a loan of to $50,000 to cover operational cash flow problems. The loan bears interest of 10% for a one-year period. If the note is not repaid at maturity it may be repaid with common stock of the Company valued at $.37 per share, with piggyback registration rights. In addition, OWN shall assist the Company and its advisors, and on a best efforts basis and on terms to be mutually agreed upon, in arranging for $200,000 in new equity. The balance on the note was $42,177 at September 30, 1999.

        Concurrently with the closing of the transaction on July 14, 1999, Mr. Hernand and Mr. Reyff, Sr. resigned from the Board of Directors of the Company. The vacancies created thereby will be filled, as soon as practicable, by two new outside directors acceptable to OWN and the remaining directors. At any subsequent time, OWN shall have the right to designate two (2) additional nominees, and the Company shall be obligated to cause the directors to increase the size of the Board to seven members and shall appoint the two persons designated by OWN to fill the vacancies so created, and such directors shall serve until the next meeting of shareholders of the Company at which directors are elected. Upon termination of the Agreement, all directors elected by or through OWN, if any, will resign effective immediately.

        In fiscal 1999, the Company recognized $12,000 in expense under the Agreement.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                                                       Director
                  Name                     Age           Position         Since
                  ----                     ---           --------         -----

         John C. Riemann                   59            Chairman         1991

         Warren L. Hernand                 63            Director         1995

         Stan R. Wylie                     57            Director         1995

         Paul A. Reyff Sr.                 69            Director         1995

         Alan Goldsberry                   47            Director         1995

         Marti Wolf                        57            President

JOHN C. RIEMANN has been a director of Biozhem since June of 1991, and was Executive Vice President of Biozhem from October 1991 to May 1994. In December 1995, he was elected Chairman, CEO and President of the Company. Concurrent with the signing of the Management Agreement with OWN on July 14, 1999, Mr. Riemann stepped down as president of the Company, but remains as CEO and Chairman. Mr. Riemann is president of JCR Enterprises, Inc., which included two Biogime franchise retail locations from 1987 to 1996.

WARREN L. HERNAND was a director of Entourage from 1991-1993, and has been a director since 1995. Concurrent with signing of the Management Agreement with OWN on July 14, 1999, Mr. Hernand vacated his position on the Board of Directors for the Company. He is currently president of IAMCO Financial Corporation, a financial services company that he has owned since 1982.

STAN R. WYLIE has been a director of Biozhem since December 1995. Since March 1995 he has been a self employed financial consultant. Mr. Wylie was employed from 1992 to 1995 by several related technology companies located in Houston and Dallas areas. Mr. Wylie was Chief Financial Officer of the Company from 1986 to 1991.

PAUL A. REYFF SR. has been a director of Biozhem since August 1996. Concurrent with the signing of the Management Agreement with OWN on July 14, 1999, Mr. Reyff vacated his seat on the Board of Directors of the Company. Mr. Reyff is a retired Navy captain and was employed by the Office of the Secretary of Defense as a Business and Industry Specialist until April 1998. He has been Chief Executive Officer of New England Investment Company since 1979.

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

MARTI WOLF was elected President of the Company on July 14, 1999. Ms. Wolf brings extensive experience in marketing to her new role with Biozhem. Ms. Wolf was president of MW Consulting Group, a marketing strategies and development firm. She also served as senior vice president for Los Angeles-based Kent & Spiegel Direct, a national marketing firm specializing in direct response television.

Board of Directors Meetings and Compensation
--------------------------------------------

         During the fiscal year ended September 30, 1999, the Board of Directors held nine meetings. All Board members attended all meetings held, either in person or by telephone.

         The Company recorded directors fees of $2,375 for each director for fiscal year ended September 30, 1999. In lieu of cash payments, each of the directors agreed to an issuance of 6,419 shares of the Company's stock valued at $.37 per share.

NOMINATING COMMITTEE - this committee recommends candidates for the Board of Directors and was comprised of Mr. Riemann and Mr. Hernand. Concurrent with the signing of the Management Agreement with OWN in July 1999, Mr. Hernand stepped down for the Board. His replacement on the Nominating Committee has not been appointed.

ACQUISITION COMMITTEE - this committee evaluates acquisition proposals and makes recommendations to the Board of Directors. The Acquisition Committee was comprised of Mr. Riemann, Mr. Hernand and Mr. Wylie. Concurrent with the signing of the Management Agreement with OWN, Mr. Hernand stepped down from the Board. His replacement on the Acquisition Committee has not yet been appointed.

ITEM 10. EXECUTIVE COMPENSATION

CASH AND CASH EQUIVALENT COMPENSATION

         The following table and notes thereto set forth the aggregate of all cash and cash equivalent compensation paid with respect to each of the two fiscal years ended September 30, 1999 to each of the most highly compensated officers:
                                                                       ALL OTHER
                          PRINCIPAL                                     COMPEN-
NAME                      POSITION(S)       YEAR     SALARY   BONUS    SATION **
----                      -----------       ----     ------   -----    ---------

John C. Riemann          President/CEO      1999    $ 79,167  $   0    $  2,375

John C. Riemann          President/CEO      1998    $100,000  $   0    $  5,500


** On September 30, 1999, 6,419 shares of the Company's common stock valued at $.37 per share were issued in lieu of cash payment for director's fees. On September 30, 1998, 18,333 shares of the Company's common stock valued at $.30 per share were issued in lieu of cash payment for director's fees.

         COMPENSATION ARRANGEMENTS

         Mr. Riemann's annual salary as Chairman, CEO and President of the Company was $100,000. Concurrently with the signing of the Management Agreement with OWN, Mr. Riemann stepped down as president in July 1999. Mr. Riemann remained as CEO of the Company at a salary of $0 per year. The Company had no employment agreement with Mr. Riemann.

         Ms. Wolf's annual salary as President of the Company is $100,000 per year. The Company has an employment contract with Ms. Wolf .

         Biozhem has a group medical plan which provides medical and hospital benefits and term life insurance to its employees, including its officers. This coverage is provided at no cost to the employee and Biozhem partially pays the dependent coverage.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         PRINCIPAL SHAREHOLDERS

         The table set forth below contains certain information, as of September 30, 1999, regarding beneficial ownership of the Common Stock by each person who is known by Biozhem to own beneficially more than 5% of its Common Stock:


                           NUMBER OF        NUMBER OF         TOTAL NUMBER              PERCENT OF
NAME AND ADDRESS           SHARES           OTHER SHARES      OF TOTAL SHARES           CLASS
OF BENEFICIAL              OWNED OF         OWNED             OWNED                     BENEFICIALLY
OWNER                      RECORD           BENEFICIALLY      BENEFICIALLY (a)          OWNED
---------                  ---------        ------------      ----------------          ------------

John C. Riemann             826,732                0             826,732                10.4%
c/o Biozhem Cosmeceuticals Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Brian P. Burns              620,000                0             620,000                 7.8%
100 Bush Street, Ste. 1250
San Francisco, CA 94104

Michael Sabo                395,107                0             395,107                 4.9%
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

         SECURITY OWNERSHIP OF MANAGEMENT

         The table set forth below contains certain information, as of September 30, 1999, regarding beneficial ownership of equity securities of Biozhem by each of the Directors and Executive Officers and by all of the Directors and Executive Officers as a group:

                                                       NUMBER OF
                                                       SHARES           APPROX.
NAME OF                                  TITLE         BENEFICIALLY     PERCENT
BENEFICIAL OWNER                        OF CLASS       OWNED (A)        OF CLASS
----------------                        --------       ---------        --------

John C. Riemann, Director/CEO            Common         826,732           10.4%
c/o Biozhem Cosmeceuticals Inc.
32240 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Stan  R. Wylie, Director                 Common         152,738            1.9%
15306 Quiet Creek.
Houston, TX  77095

Alan Goldsberry, Director                Common          58,625             .07%
3245 Able Court
Murrietta, GA  30062

Directors, and                           Common       1,038,095           13%
Executive Officers as a Group (3 persons)

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 1998, there were no transactions or series of transactions with Biozhem in which the amount involved exceeded $60,000, and in which any of directors Riemann, Hernand, Wylie, Reyff, and Goldsberry or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type).

         During the fiscal year ended September 30, 1999, the following were the only transactions or series of transactions with Biozhem in which the amount involved exceeded $60,000, and in which any of directors Riemann, Hernand, Wylie, Reyff, and Goldsberry or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type).

         Mr. Riemann On July 14, 1999, JCR Enterprises, Inc., a company for which Mr. Riemann is president, agreed to cancel $127,824 in debt owed to it by the Company. In consideration, the Company issued 345,471 shares of the Company's common stock to JCR Enterprises, Inc. at a share price of $.37.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following documents required by Item 601 of Regulation S-B are filed as exhibits to this report.

         EXHIBIT
         NO.      DESCRIPTION
         ---      -----------

         3.1 Articles of Incorporation of Entourage International, Inc. and amendments thereto (1)

         3.2      Bylaws of Entourage International, Inc. (1)

         3.3      Articles of Incorporation and amendments thereto (1)

         4.1 Specimen Common Stock Certificate of Entourage International, Inc., (1)

         10.1 Amended Qualified Incentive Stock Option Plan for Entourage International, Inc. (1)

         10.2 Amended Qualified Stock Option Plan for Entourage International, Inc. (1)

         10.3 Amended Non-qualified Stock Option Plan for Entourage International, Inc., (1)

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

         10.6 Assignment and Assumption Agreement between Entourage International, Inc. and Biogime Franchise Services (USA), Inc. dated May 2, 1994. (1)

         10.7 Services Agreement between Entourage International, Inc. and Gage Research & Development Institute, Inc. dated July 12, 1994. (1)

         10.8 Settlement and Release Agreement between Entourage International, Inc. and John Southwell dated November 1, 1994.
                  (1)

         10.9 Asset Purchase Agreement between Entourage International, Inc. and Diamond Falcon Corporation dated December 29, 1994. (1)

         10.10    Master Transaction Agreement (1)

         10.11 Agreement and plan of merger with shareholders of Biogime Franchise Services USA, Inc. (1)

         10.12    1998 Stock Option Plan for Biozhem Cosmeceuticals, Inc. (1)

         Subsidiary of Registrant (1)

         27       Financial Data Schedule

         (1)      Previously Filed.

         Copies of this document are available at no cost from Biozhem Cosmeceuticals, Inc., 32238 Paseo Adelanto, Suite A, San Juan Capistrano, CA 92675.

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

                                        BIOZHEM COSMECEUTICALS, INC.


                                        By:  /S/ John C. Riemann
                                             ---------------------
                                        John C. Riemann, Chief Executive Officer

                                        Date: January 13, 2000
                                              ----------------

By:       /S/  John  C. Riemann
         -------------------------
         John C. Riemann
         Director
         Date: January 13, 2000

By:        /S/ Alan Goldsberry
         -------------------------
         Alan Goldsberry
         Director
         Date: January 13, 2000

By:        /S/ Stan  W. Wylie
         -------------------------
         Stan W. Wylie
         Director
         Date:  January 13, 2000