Form 10QSB
period 1999-12-31
BIOZHEM COSMECEUTICALS INC
filed 2000-02-11
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999


                         Commission file number 1-14725

                          BIOZHEM COSMECEUTICALS, INC.
                 (Name of Small Business Issuer in its charter)

Texas                                                                 76-0118305
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

32238 Paseo Adelanto
Suite A
San Juan Capistrano, CA                                                 92675
----------------------------------------                              ----------
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

         Yes     X                          No ___


         As of February 8, 2000, there were 8,113,389 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

                     Index to Condensed Financial Statements
                     ---------------------------------------


                                                                            Page
                                                                            ----
Condensed Balance Sheets
         December 31, 1999 and September 30, 1999                              3

Condensed Statements of Operations
         For the Three Months Ended December 31, 1999
         and December 31, 1998                                                 4

Condensed Statements of Cash Flows
         For the Three Months Ended December 31, 1999
         and December 31, 1998                                                 5

Notes to be Condensed Financial Statements                                   6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-10

PART II - OTHER INFORMATION                                                   11

                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                 December 31        September 30
                                                     1999               1999
                                                 ------------       ------------
Current Assets:
Cash                                             $    44,417        $         -
Trade accounts receivable, net                         4,302              1,347
Inventory                                             87,522             59,862
Other current assets                                   2,451              3,268
                                                 ------------       ------------
Total current assets                                 138,692             64,477

Property and equipment, net                           42,153             47,758

Intangible assets, net                               302,419            316,441

Other assets                                          22,195             23,350
                                                 ------------       ------------
Total Assets                                         505,459            452,026
                                                 ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued liabilities         $   216,000        $   201,396
Notes payable                                        235,949             59,355
Current portion of long-term debt                     36,599             69,675
                                                 ------------       ------------
                                                     488,548            330,426

Long-term debt                                        40,321             30,811

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares
authorized; no shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares
authorized; 8,113,389 and 7,985,548 shares
issued and outstanding at December 1999
and September 1999, respectively                       8,113              7,985
Common stock subscribed $.001 par value
118,046 committed as of December 1999                    118                118
and September 1999, respectively
Additional paid-in capital                         5,406,453          5,340,081
Accumulated deficit                               (5,438,094)        (5,257,395)
                                                 ------------       ------------
Total stockholders' equity                           (23,410)            90,789

Total Liabilities and Stockholders' Equity       $   505,459        $   452,026
                                                 ============       ============


    The accompanying notes are an integral part of the financial statements.

                          BIOZHEM COSMECEUTICALS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS



                                                    Three              Three
                                                    Months             Months
                                                    Ended              Ended
                                                 December 31        December 31
                                                     1999               1998
                                                 ------------       ------------

  Net sales                                      $   217,268        $   271,265
  Cost of sales                                       50,939             51,460
                                                 ------------       ------------

        Gross Margin                                 166,329            219,805

  Expenses:
    Selling and G&A                                  313,534            290,646
    Advertising                                       14,394             13,027
    Depreciation and amortization                     19,628             16,830
                                                 ------------       ------------
        Total expenses                               347,556            320,503
                                                 ------------       ------------

  Operating loss                                    (181,227)          (100,698)

  Interest expense                                    (1,172)            (6,780)

  Other income (expense)                               1,700                  -
                                                 ------------       ------------

  Loss from operations                              (180,699)          (107,478)
                                                 ============       ============
  Income tax expense                                       -                  -

  Net loss                                          (180,699)          (107,478)
                                                 ============       ============

  Net loss per common share                             (.03)              (.02)
                                                 ============       ============


    The accompanying notes are an integral part of the financial statements.

                          BIOZHEM COSMECEUTICALS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS


                                                    Three              Three
                                                    Months             Months
                                                    Ended              Ended
                                                 December 31        December 31
                                                     1999               1998
                                                 ------------       ------------

Net cash provided by (used in)
         operating activities                    $  (175,111)       $   (80,769)

Net cash provided by (used in)
         investing activities                             (-)            (1,837)

Net cash provided by (used in)
         financing activities                        219,528             82,606
                                                 ------------       ------------

Net increase (decrease) in cash                       44,417                  -

Cash at beginning of period                                -                  -

Cash at end of period                            $    44,417        $         -
                                                 ============       ============

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

INTERIM FINANCIAL STATEMENTS The accompanying financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1999 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principals have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the period ended December 31, 1999, are not necessarily indicative of operating results for the full year.

GENERAL On July 1, 1997, the Company acquired the assets of two retail stores from a franchisee for consideration of $107,155, consisting of a promissory note in the amount of $49,095, forgiveness of liabilities due to the Company of $55,060 and assumption of liabilities in the amount of $3,000. The note bears interest at 8% per annum with principal and interest payments due from July 15, 1997 through July 15, 2000.

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

        As of September 30, 1999, the Company has issued 1,000,000 Class A Warrants to purchase shares of the Company's common stock at $0.56 per share (see (i) of agreement).

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

        In October 1999, a multi-party amendment was made to (i) of the Management Agreement (the "Agreement"), dated as of July 14, 1999. OWN agreed to increase its capital investment in the Company. In addition to the sum of $50,000 made available to the Company at the closing, Own agreed to advance an additional $50,000 so the aggregate amount of the loan available to the Company is $100,000. On October 13, 1999, OWN elected to acquire 127,844 shares of the Company's common stock at a purchase price of $.52 a share, for an aggregate purchase price of $66,500 in lieu of cash note payments. In consideration for such investment, the Company has agreed to lower the exercise price of the remaining 888,666 of Class A Warrants to $.15.

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

                          BIOZHEM COSMECEUTICALS, INC.
                     MANAGEMENT DISCUSSIONS AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

The Company has recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following; lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing; and the need for a new infomercial. Current liabilities exceeded current assets by $349,856 at December 31, 1999, compared to $265,949 at December 31, 1998. In addition, cash balances were $44,417 at December 31, 1999, compared to $0 at September 30, 1999.

The Company increased inventory levels slightly from $59,862 to $87,522 during the quarter ended December 31, 1999 in anticipation of its planned 2000 promotional launch.

Accounts payable and accrued liabilities have been increased from approximately $201,000 as of September 30, 1999 to $216,000 as of December 31, 1999.

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

In October 1999, a multi-party amendment was made to (i) of the Management Agreement (the "Agreement"), dated as of July 14, 1999. OWN agreed to increase its capital investment in the Company. In addition to the sum of $50,000 made available to the Company at the closing, Own agreed to advance an additional $50,000 so the aggregate amount of the loan available to the Company is $100,000. On October 13, 1999, OWN elected to acquire 127,844 shares of the Company's common stock at a purchase price of $.52 a share, for an aggregate purchase price of $66,500 in lieu of cash note payments. In consideration for such investment, the Company has agreed to lower the exercise price of the remaining 888,666 of Class A Warrants to $.15.

On October 13, 1999 the Company entered into a note with a shareholder in the amount of $100,000, bearing an interest rate of 10%, principal and interest due and payable on August 1, 2000.

On November 30, 1999, the company entered into a note with a shareholder in the amount of $100,000, bearing an interest rate of 12%, principal and interest due and payable on February 29, 2000.

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


RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1999 COMPARED WITH QUARTER
-----------------------------------------------------------------------------
ENDED DECEMBER 31, 1998.
------------------------

The net loss for the quarter ended December 31, 1999, was $180,699 ($.03 per share), compared to the net loss of $107,478 ($.02 per share).

Net sales, for operations, for the quarter ended December 31, 1999 were $217,268 compared with net sales of $271,265 for the quarter ended December 31, 1998. The decrease in net sales was primarily due to the delayed launch of year 1999/2000 promotional program and the closure of the San Diego retail location in November 1999. The location was closed with the intention of relocating to a larger regional mall. The San Diego retail location had sales decreases of approximately $10,000 for the three months ended December 1999, down to $11,500 compared to $21,500 for the three months ended December 1998. The Company will continue to evaluate the profitability and continued operations of the retail stores.

Gross margin was 77% for the quarter ended December 31, 1999 and 81% for the quarter ended December 31, 1998. The decrease was due primarily to additional promotional discounts offered at the retail level as well as higher product costs during the three months ended December 31, 1999.

Operating expenses for the quarter ended December 31, 1999 increased by approximately $27,000 to $348,000 compared with about $321,000 for the quarter ended December 31, 1998. Accounting and professional expenses increased approximately $6,000 to $9,000 for the three months ended December 1999 compared to $3,000 for the three months ended December 1998. Consulting fees were approximately $4,000 for the three months ended December 1999 compared to $0 for the three months ended December 1998. Promotion and advertising increased approximately $11,500 to $25,000 for the three months ended December 1999 compared to $13,500 for the three months ended December 1998. Overall, the Company believes that current operating expenses are at a minimum level to allow the Company to improve its sales volume during fiscal year 2000.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 1999.


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


                                          BIOZHEM COSMECEUTICALS, INC.
                                          ----------------------------
                                                  (Registrant)


Date:    February 09, 2000                By:    /s/  John C. Riemann
                                                 --------------------
                                                 John C. Riemann
                                                 Chief Executive Officer
                                                 (Responsible Financial Officer)