Form 10QSB
period 2000-03-31
BIOZHEM COSMECEUTICALS INC
filed 2000-05-12
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

32238 Paseo Adelanto, Suite A
San Juan Capistrano, CA                                 92675
-----------------------                                 -----
(Address of Principal executive offices)                (Zip Code)


Issuer's telephone number, including area code (949) 448-2184
                                               --------------
Securities registered pursuant to section 12(b) of act: None Securities registered pursuant to section 12(g) of act: None

Common stock $.001 par value.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]                  No  [ ]

         As of April 30, 2000, there were 8,231,435 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.


PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements


                     Index to Condensed Financial Statements
                     ---------------------------------------


                                                                          Page
                                                                          ----
Condensed Balance Sheets
         March 31, 2000 (unaudited) and September 30, 1999                 3


Condensed Statements of Operations (unaudited)
         For the Three Months Ended March 31, 2000
         and March 31, 1999                                                4


Condensed Statements of Operations (unaudited)
         For the Six Months Ended March 31, 2000
         and March 31, 1999                                                5

Condensed Statements of Cash Flows (unaudited)
         For the Six Months Ended March 31, 2000
         and March 31, 1999                                                6


Notes to Condensed Financial Statements (unaudited)                        7-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-11


PART II - OTHER INFORMATION                                                11

                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                        March 31    September 30
                                                          2000          1999
                                                      ------------  ------------
Current Assets:                                       (unaudited)

Cash                                                  $     8,096   $         -
Trade accounts receivable, net                              4,382         1,347
Inventory                                                  52,915        59,862
Other current assets                                        5,039         3,268
                                                      ------------  ------------
Total current assets                                       70,432        64,477

Property and equipment, net                                36,549        47,758

Intangible assets, net                                    290,479       316,441
Other assets                                               22,195        23,350
                                                      ------------  ------------
Total Assets                                          $   419,655   $   452,026
                                                      ============  ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities             $    270,968   $   201,396
Notes payable                                             268,816        59,355
Current portion of long-term debt                          36,599        69,675
                                                      ------------  ------------
                                                          576,383       330,426

Long-term debt, less current portion                       40,321        30,811
                                                      ------------  ------------
         Total liabilities                                616,704       361,237
                                                      ------------  ------------

Stockholders' Equity (Deficit)
Preferred stock, $1.00 par value; 10,000,000 shares
   authorized; no shares issued and outstanding                 -             -
Common stock, $.001 par value; 100,000,000 shares
   authorized;  8,181,389 and 7,985,548 shares
   issued and outstanding at March 31, 2000 and
   September 1999 respectively                              8,181         7,985
Common stock subscribed, $.001 par value
   50,046 and 118,046 at March 2000 and
   September 1999 respectively                                 50           118
Additional paid-in capital                              5,406,453     5,340,081
Accumulated deficit                                    (5,611,733)   (5,257,395)
                                                      ------------  ------------
Total stockholders' equity (deficit)                     (197,049)       90,789
                                                      ------------  ------------

Total Liabilities and Stockholders' Equity            $   419,655   $   452,026
                                                      ============  ============

                  The accompanying notes are an integral part
                     of the condensed financial statements

                          BIOZHEM COSMECEUITCALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                         Three         Three
                                                         Months        Months
                                                         Ended         Ended
                                                        March 31      March 31
                                                          2000          1999
                                                      ------------  ------------

Net Sales                                             $   216,964   $   289,720
Cost of Sales                                              39,033        60,751
                                                      ------------  ------------

         Gross Margin                                     177,931       228,969
                                                      ------------  ------------
Expenses:
Selling, general and administrative                       319,788       293,829
Advertising                                                 8,188        27,497
Depreciation and amortization                              17,545        19,771
                                                      ------------  ------------
         Total expenses                                   345,521       341,097
                                                      ------------  ------------

         Operating income (loss)                         (167,590)     (112,128)

Interest expense                                            6,250         8,435

Other income                                                    -             -

         Net income (loss)                            $  (173,840)  $  (120,563)
                                                      ============  ============

Net income (loss) per common share                    $      (.02)  $      (.02)
                                                      ============  ============

Weighted average number of common shares outstanding    7,697,467     6,307,321
                                                      ============  ============

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                          Six           Six
                                                         Months        Months
                                                         Ended         Ended
                                                        March 31      March 31
                                                          2000          1999
                                                      ------------  ------------

Net Sales                                             $   442,425   $   560,984
Cost of Sales                                              77,859       112,210
                                                      ------------  ------------

         Gross margin                                     364,566       448,774

Expenses:
Selling and G&A                                           642,795       584,479
Advertising                                                33,215        40,524
Depreciation and amortization                              37,172        36,638
                                                      ------------  ------------
         Total expenses                                   713,182       661,641
                                                      ------------  ------------
         Operating income (loss)                         (348,616)     (212,867)

Interest expense                                            7,422        15,215

Other income                                                1,700             -
                                                      ------------  ------------

Net income (loss)                                     $  (354,338)  $  (228,082)
                                                      ============  ============


Net income (loss) per common share                    $      (.05)  $      (.04)
                                                      ============  ============

Weighted average number of common shares
outstanding                                             7,697,467     6,307,321
                                                      ============  ============

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Six           Six
                                                         Months        Months
                                                         Ended         Ended
                                                        March 31      March 31
                                                          2000          1999
                                                      ------------  ------------

Net cash (used in) operating activities               $  (242,514)  $  (248,546)

Net cash (used in) investing activities                         -       (64,708)

Net cash provided by financing activities                 250,610       372,919
                                                      ------------  ------------



Net increase in cash                                        8,096        59,665

Cash at beginning of period                                     -             -

Cash at end of period                                 $     8,096   $    59,665
                                                      ============  ============

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS.
--------------------------------------

The accompanying condensed financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2000 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK
---------------------------------

During the six-month period ended March 31, 2000, the Company issued shares of stock to third parties for transactions that were recorded in the Company's September 30, 1999 financial statements. The value of such shares was recorded previously as shares subscribed; therefore, the issuance had no net impact on operations or equity.

In addition, OWN exercised warrants to acquire 127,844 shares for $66,500 during the six-month period ended March 31, 2000 (see Note 7).

NOTE 3 - STOCK OPTIONS AND WARRANTS
-----------------------------------

In October 1999, the Company amended its Agreement with OWN (see Note 7). As part of that amendment, the Company agreed to lower the exercise price of the remaining 872,156 Class A Warrants from $0.52 to $0.15 per share. The repricing of these warrants resulted in variable award accounting under FASB Interpretation No. 44. Because of the decline in the Company's stock price since the date of the original warrant grant, no additional expense is required for the six-month period ended march 31, 2000 under variable award accounting.

During the six-month period ended March 31, 2000, there was no other stock option or warrant activity.

NOTE 4 - NOTES PAYABLE
----------------------

On October 13, 1999, the Company entered into a $100,000 note payable with a shareholder, bearing interest at 10%, with principal and interest due on August 1, 2000.

On November 30, 1999, the Company entered into a $100,000 note payable with a shareholder, bearing interest at 12%, with principal and interest due on February 29, 2000. This amount has not yet been repaid as of March 31, 2000. Negotiations are now in process to make a partial payment and restructure the balance of the note.

At March 31, 2000, the Company's note payable balance to OWN totaled $0 (see
Note 7).

NOTE 5 - LOSS PER SHARE
-----------------------

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase shares of common stock were excluded from the computation of the diluted loss per share, as they would have been anti-dilutive.

NOTE 6 - GOING CONCERN
----------------------

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and limited operating revenues for the six-month period ended March 31, 2000 and negative working capital as of March 31, 2000. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity and to achieve its 2000 operating plan, which contemplates significantly improved operating results and cash flow. There can be no assurances that the Company will be successful in these regards.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 7 - MANAGEMENT AGREEMENT
-----------------------------

The Company entered into a management agreement in 1999. This Agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among One World Network Integrated Technologies, Inc., a Nevada corporation (or any affiliate thereof) (collectively "OWN"), and the Company. OWN is engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period.

In October 1999, the Company amended the Agreement. As part of the amendment, OWN agreed to increase its loan available to the Company to $100,000 and to exercise 127,844 shares of its Class A Warrants for $66,500. In consideration for these transactions, the Company agreed to lower the exercise price of the remaining Class A Warrants to $0.15 per share (see Note 3).

Subsequent to March 31, 2000, the Company and OWN terminated the Agreement (see
Note 8).

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

On May 1, 2000, the Company terminated its Agreement with OWN (see Note 7). In connection with the termination, OWN agreed to exercise its remaining Class A Warrants for $175,000 and agreed to acquire co-ownership of the Company's pre-termination customer list for a guaranteed royalty of $40,000. The co-ownership acquisition of the pre-termination customer list will be recorded in the quarter ended June 30, 2000.

NOTE 9 - SEGMENT REPORTING
--------------------------

The Company is currently operating under one business segment. Thus, no reporting is required.

ITEM 2

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following: lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing, and the need for a new infomercial. Current liabilities exceeded current assets by $505,951 at March 31, 2000.

The Company decreased inventory levels from $87,500 to approximately $53,000 during the quarter ended March 31, 2000 due to decreased sales levels.

Accounts payable and accrued liabilities have been increased from approximately $201,000 as of September 30, 1999 to approximately $271,000 as of March 31, 2000 due to lower than anticipated cash levels and reduced revenues.

As of September 30, 1999, upon closing of the transaction, OWN made available to the Company a loan of up to $50,000 to cover operational cash flow problems. The loan bears interest of 10% for a one-year period. If the note is not repaid at maturity it may be repaid with common stock of the Company valued at $.37 per share, with piggyback registration rights. In addition, OWN shall assist the Company and its advisors, and on a best efforts basis and on terms to be mutually agreed upon, in arranging for $200,000 in new equity. The balance on the note was $42,177 at September 30, 1999. At March 31, 2000, the Company's note payable balance to OWN totaled $0 (see Note 7).

In October 1999, a multi-party amendment was made to (i) of the Management Agreement (the "Agreement"), dated as of July 14, 1999. OWN agreed to increase its capital investment in the Company. In addition to the sum of $50,000 made available to the Company at the closing, Own agreed to advance an additional $50,000 so the aggregate amount of the loan available to the Company is $100,000. On October 13, 1999, OWN elected to exercise 127,844 shares of its Class A Warrants at a purchase price of $0.52 a share, for an aggregate purchase price of $66,500. In consideration for such investment, the Company has agreed to lower the exercise price of the remaining 872,156 of Class A Warrants to $0.15.

On October 13, 1999 the Company entered into a note with a shareholder in the amount of $100,000, bearing an interest rate of 10%, principal and interest due and payable on August 1, 2000.

On November 30, 1999, the company entered into a note with a shareholder in the amount of $100,000, bearing an interest rate of 12%, principal and interest due and payable on February 29, 2000. This note including interest was still outstanding as of March 31, 2000. Negotiations are now in process to make a partial payment and restructure the balance of the note.

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


              RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2000
              ----------------------------------------------------
                   COMPARED WITH QUARTER ENDED MARCH 31, 1999
                   ------------------------------------------

Net sales for the quarter ended March 31, 2000 were $216,964 compared with net sales of $289,720 for the quarter ended March 31, 1999. The decrease in net sales was primarily due to the delayed launch of year 1999/2000 promotional program.

Gross margin was 82% for the quarter ended March 31, 2000 and 79% for the quarter ended March 31, 1999.

Selling, general and administrative expenses increased approximately $26,000 for the quarter ended March 31, 2000 compared with the quarter ended March 31, 1999 due primarily to approximately $16,000 in additional expenses for outside accounting services, $9,000 in contract labor and $4,000 in consulting fees.

The Company decreased its advertising expenditures during the quarter ended March 31, 2000 to approximately $8,200 from approximately $27,500 in the quarter ending March 31, 1999.

As a result of the above, the net loss for the quarter ended March 31, 2000 was $173,840 ($.02 per share), compared with a net loss of $120,563 ($.02 per share) for the quarter ended March 31, 1999.


             RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2000
             -------------------------------------------------------
                  COMPARED WITH SIX MONTHS ENDED MARCH 31, 1999
                  ---------------------------------------------

Net sales for the six month period ended March 31, 2000 were $442,425 compared with net sales of $560,984 for the period ended March 31, 1999. The decrease in net sales was primarily due to the delayed launch of year 1999/2000 promotional program and the need for a new "infomercial".

Gross margin remained relatively constant at 82% for the six-month period ended March 31, 2000 and 80% for the six-month period ended March 31, 1999.

Selling, general and administrative expenses increased approximately $58,000 for the six month period ended March 31, 2000 compared with the six months ended March 31, 1999 due primarily to the following. Outside accounting services increased approximately $22,000, consulting increased approximately $4,000, contact labor increased approximately $9,000, increased freight cost accounted for an increase of approximately $17,000 and repairs and maintenance in the retail locations increased approximately $13,000.

The Company decreased its advertising expenditures during the six months ended March 31, 2000 compared with the six months ended March 31, 1999 from approximately $40,500 to approximately $33,200 primarily due to the delayed launch of year 1999/2000 promotional program.

As a result of the above, the net loss for the six month period ended March 31, 2000 was $354,338 ($.05 per share) compared with a net loss of $228,082 ($.04 per share) for the six month period ended March 31, 1999.


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





                                          BIOZHEM COSMECEUTICALS, INC.
                                          ----------------------------
                                          (registrant)



Date:  May 12, 2000                        By:   /S/  John C. Riemann
                                              --------------------------------

                                           John C. Riemann
                                           Chief Executive Officer
                                           (Responsible Financial Officer)