Form 10QSB
period 2000-06-30
BIOZHEM COSMECEUTICALS INC
filed 2000-08-11
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  Form 10 - QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


32238 Paseo Adelanto, Suite. A
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

         Yes  X                     No
             ----                      ----

         As of July 31, 2000, there were 9,575,048 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.


                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Index to Condensed Financial Statements
                     ---------------------------------------

                                                                      Page
                                                                      ----
Condensed Balance Sheets
         June 30, 2000 (unaudited) and September 30, 1999             3

Condensed Statements of Operations (unaudited)
         For the Three Months Ended June 30, 2000
         and June 30, 1999                                            4

Condensed Statements of Operations (unaudited)
         For the Nine Months Ended June 30, 2000
         and June 30, 1999                                            5

Condensed Statements of Cash Flows (unaudited)
         For the Nine Months Ended June 30, 2000
         and June 30, 1999                                            6

Notes to Condensed Financial Statements (unaudited)                   7-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9-11


                           PART II - OTHER INFORMATION

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS


ASSETS
                                                       June 30,       Sept 30,
                                                         2000           1999
                                                     ------------   ------------
Current Assets:                                      (unaudited)

Cash                                                 $    41,247    $         -

Trade accounts receivable, net                                 -          1,347
Inventory                                                 48,033         59,862
Other current assets                                       1,563          3,268
                                                     ------------   ------------
Total current assets                                      90,843         64,477

Property and equipment, net                               32,606         47,758

Intangible assets, net                                   274,373        316,441
Other assets                                              11,754         23,350
                                                     ------------   ------------
Total Assets                                         $   409,576    $   452,026
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities                 195,278        201,396
Notes payable                                            200,745         59,355
Current portion of long-term debt                         24,557         69,675
                                                     ------------   ------------
                                                         420,580        330,426

Long-term debt, less current portion                      30,801         30,811
                                                     ------------   ------------
       Total liabilities                                 451,381        361,237
                                                     ------------   ------------

Stockholders' Equity (Deficit):
Preferred stock, $1.00 par value; 10,000,000 shares
  authorized; no shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares
  authorized; 9,575,048 and 7,985,548 shares
  issued and  outstanding at June 30, 2000 and
  September 30, 1999, respectively                         9,575          7,985
Common stock subscribed, $.001 par value -14,911
  and 118,046 shares at June 30, 2000 and September
  30, 1999 respectively                                       15            118

Additional paid-in capital                             5,681,664      5,340,081
Accumulated deficit                                   (5,733,059)    (5,257,395)
                                                     ------------   ------------

Total stockholders' equity (deficit)                     (41,805)        90,789
                                                     ------------   ------------

Total Liabilities and Stockholders' Equity           $   409,576    $   452,026
                                                     ============   ============

The accompanying notes are an integral part of the financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                        Three          Three
                                                        Months         Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2000           1999
                                                     ------------   ------------
                                                     (unaudited)    (unaudited)

Net Sales                                            $   140,519    $   263,562
Cost of Sales                                             26,565         57,523
                                                     ------------   ------------

                 Gross Margin                            113,954        206,039
                                                     ------------   ------------

Expenses:
Selling, general and administrative                      240,717        394,573
Advertising                                               (8,921)        14,195
Depreciation and amortization                             20,049         19,689
                                                     ------------   ------------
                 Total expenses                          251,845        428,457
                                                     ------------   ------------

                 Operating income (loss)                (137,891)      (222,418)

Interest expense                                          (5,956)        (7,194)

Other income                                              42,521          4,445
                                                     ------------   ------------

                 Net income (loss)                      (101,326)      (225,167)
                                                     ============   ============


Net income (loss) per common share                   $      (.01)   $      (.04)
                                                     ============   ============

Weighted average number of common shares
  outstanding                                          8,154,436      6,475,614
                                                     ============   ============

The accompanying notes are an integral part of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                         Nine           Nine
                                                        Months         Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2000           1999
                                                     ------------   ------------
                                                     (unaudited)    (unaudited)

Net Sales                                            $   582,944    $   824,506
Cost of Sales                                            104,424        169,735
                                                     ------------   ------------

                  Gross margin                           478,520        654,771
                                                     ------------   ------------
Expenses
Selling, general and administrative                      883,512        979,052
Advertising                                               24,294         54,719
Depreciation and amortization                             57,221         56,329
                                                     ------------   ------------
                  Total expenses                         965,027      1,090,100
                                                     ------------   ------------
                  Operating income (loss)               (486,507)      (435,329)

Interest expense                                         (13,378)       (22,409)

Other income                                              44,221          4,445
                                                     ------------   ------------

Net income (loss)                                    $  (455,664)   $  (453,293)
                                                     ============   ============

Net income (loss) per common share                   $      (.06)   $      (.07)
                                                     ============   ============
Weighted average number of common shares
  outstanding                                          8,175,496      6,475,614
                                                     ============   ============


The accompanying notes are an integral part of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                         Nine           Nine
                                                        Months         Months
                                                        Ended          Ended
                                                       June 30,       June 30,
                                                         2000           1999
                                                     ------------   ------------
                                                     (unaudited)    (unaudited)

Net cash (used in) operating activities              $  (398,085)   $  (333,279)


Net cash (used in) investing activities                        -        (69,426)


Net cash provided by financing activities                439,332        406,000
                                                     ------------   ------------


Net increase in cash                                      41,247          3,295

Cash at beginning of period                                    -              -

Cash at end of period                                $    41,247    $     3,295
                                                     ============   ============

The accompanying notes are an integral part of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS
-------------------------------------

The accompanying condensed financial statements have been prepared in accordance with instructions to quarterly reports on form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2000 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for periods ended June 30, 2000 are not necessarily indicative of operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK
---------------------------------

During the nine-month period ended June 30, 2000, the Company issued 103,135 shares of stock to third parties for transactions that were recorded in the Company's September 30, 1999 financial statements. The value of such shares was recorded previously as shares subscribed; therefore, the issuance had no net impact on operations or equity.

In addition, OWN exercised warrants to acquire 1,086,365 shares for $293,069 during the nine-month period ended June 30, 2000 (see Note 7).

In addition, 400,000 shares were issued to a third party in consideration of $50,000.

NOTE 3 - STOCK OPTIONS AND WARRANTS
-----------------------------------

In October 1999, the Company amended its Agreement with OWN (see Note 7). As part of that amendment, the Company agreed to lower the exercise price of the remaining 872,156 Class A Warrants from $0.52 to $0.15 per share. The repricing of these warrants resulted in variable award accounting under FASB Interpretation No. 44. Because of the decline in the Company's stock price since the date of the original warrant grant, no additional expense was required for the six-month period ended march 31, 2000 under variable award accounting. These warrants were exercised at June 30, 2000.

During the nine-month period ended June 30, 2000, 400,000 warrants at an exercise price of $.125 per share were issued to a third party in connection with the purchase of stock (see Note 2). The issuance of these warrants had no impact on operations or equity.

NOTE 4 - NOTES PAYABLE
----------------------

On October 13, 1999, the Company entered into a $100,000 note payable with a shareholder, bearing interest at 10%, with principal and interest due on August 1, 2000.

On November 30, 1999, the Company entered into a $100,000 note payable with a shareholder, bearing interest at 12%, with principal and interest due on February 29, 2000.

On May 12, 2000 a principal and interest payment of $61,173 was made and a new note was entered into combining the remaining $150,000 balance due on both notes payable, interest at 12% with principal and interest due December 31, 2000.

At June 30, 2000, the Company's note payable balance to OWN totaled $0 (see Note
7).

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

NOTE 6 - GOING CONCERN
----------------------

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and limited operating revenues for the nine-month period ended June 30, 2000 and negative working capital as of June 30, 2000. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity and to achieve its 2000 operating plan, which contemplates significantly improved operating results and cash flow. There can be no assurances that the Company will be successful in these regards.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 7 - MANAGEMENT AGREEMENT
-----------------------------

The Company entered into a management agreement in 1999. This Agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among One World Network Integrated Technologies, Inc., a Nevada corporation (or any affiliate thereof) (collectively "OWN"), and the Company. OWN was engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period.

In October 1999, the Company amended the Agreement. As part of the amendment, OWN agreed to increase its loan available to the Company to $100,000 and to exercise 127,844 shares of its Class A Warrants for $66,500. In consideration for these transactions, the Company agreed to lower the exercise price of the remaining Class A Warrants to $0.15 per share (see Note 3).

On May 1, 2000, the Company terminated its Agreement with OWN. In connection with the termination, OWN agreed to exercise its remaining Class A Warrants for $226,569 and agreed to acquire co-ownership of the Company's pre-termination customer list for a guaranteed royalty of $40,000. The co-ownership acquisition revenue of $40,000 has been recorded as other income in the quarter ended June 30, 2000.

NOTE 8 - SEGMENT REPORTING
--------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following: lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing, and the need for a new infomercial. Current liabilities exceeded current assets by $329,737 at June 30, 2000.

The Company decreased inventory levels from approximately $53,000 to approximately $48,000 during the quarter ended June 30, 2000 due to decreased sales levels.

Accounts payable and accrued liabilities have decreased from approximately $201,000 as of September 30, 1999 to approximately $195,000 as of June 30, 2000.

As of September 30, 1999, upon closing of the transaction, OWN made available to the Company a loan of up to $50,000 to cover operational cash flow problems. The loan bore interest of 10% for a one-year period. If the note was not repaid at maturity it could have been repaid with common stock of the Company valued at $.37 per share, with piggyback registration rights. In addition, OWN agreed to assist the Company and its advisors, and on a best efforts basis and on terms to be mutually agreed upon, in arranging for $200,000 in new equity. The balance on the note was $42,177 at September 30, 1999. At June 30, 2000, the Company's note payable balance to OWN totaled $0 (see Note 7).

In October 1999, a multi-party amendment was made to (i) of the Management Agreement (the "Agreement"), dated as of July 14, 1999. OWN agreed to increase its capital investment in the Company. In addition to the sum of $50,000 made available to the Company at the closing, Own agreed to advance an additional $50,000 so the aggregate amount of the loan available to the Company was $100,000. On October 13, 1999, OWN elected to exercise 127,844 shares of its Class A Warrants at a purchase price of $0.52 a share, for an aggregate purchase price of $66,500. In consideration for such investment, the Company has agreed to lower the exercise price of the remaining 872,156 of Class A Warrants to $0.15.

On May 1, 2000, the Company terminated its Agreement with OWN (see Note 7). In connection with the termination, OWN agreed to exercise its remaining Class A Warrants for $226,569 and agreed to acquire co-ownership of the Company's pre-termination customer list for a guaranteed royalty of $40,000. The co-ownership acquisition revenue of $40,000 was recorded as other income in the quarter ended June 30, 2000.

On October 13, 1999 the Company entered into a note with a shareholder in the amount of $100,000, bearing an interest rate of 10%, principal and interest due and payable on August 1, 2000.

On November 30, 1999, the company entered into a note with a shareholder in the amount of $100,000, bearing an interest rate of 12%, principal and interest due and payable on February 29, 2000.

On May 12, 2000 a principal and interest payment of $61,173 was made and a new note was entered into combining the remaining $150,000 balance due on both notes payable, interest at 12% with principal and interest due December 31, 2000.

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


               RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2000
               ---------------------------------------------------
                    COMPARED WITH QUARTER ENDED JUNE 30, 1999
                    -----------------------------------------

Net sales for the quarter ended June 30, 2000 were $140,519 compared with net sales of $263,562 for the quarter ended June 30, 1999. The decrease in net sales was primarily due to the delayed launch of year 1999/2000 promotional program.

Gross margin was 81% for the quarter ended June 30, 2000 and 78% for the quarter ended June 30, 1999.

Selling, general and administrative expenses decreased approximately $170,000 for the quarter ended June 30, 2000 compared with the quarter ended June 30, 1999 due primarily to reduced payroll of approximately $80,000, $47,500 in video development incurred in 1999 that was not included in 2000 and an extensive expense reduction effort.

As a result of the above, the net loss for the quarter ended June 30, 2000 was $101,326 ($.01 per share), compared with a net loss of $225,167 ($.04 per share) for the quarter ended June 30, 1999.

             RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2000
             -------------------------------------------------------
                  COMPARED WITH NINE MONTHS ENDED JUNE 30, 1999
                  ---------------------------------------------

Net sales for the nine-month period ended June 30, 2000 were $582,944 compared with net sales of $824,506 for the period ended June 30, 1999. The decrease in net sales was primarily due to the delayed launch of year 1999/2000 promotional program and the need for a new "infomercial" to revive the marketability of the product.

Gross margin remained relatively constant at 82% for the nine-month period ended June 30, 2000 and 79% for the nine-month period ended June 30, 1999.

Selling, general and administrative expenses decreased approximately $95,000 for the nine-month period ended June 30, 2000 compared with the nine months ended June 30, 1999 due primarily to payroll and related expenses being reduced by approximately $111,000 for the nine-month period ended June 30, 2000.

The Company decreased its advertising expenditures during the nine months ended June 30, 2000 compared with the nine months ended June 30, 1999 from approximately $55,000 to approximately $24,000 primarily due to the delayed launch of year 1999/2000 promotional program.

As a result of the above, the net loss for the nine-month period ended June 30, 2000 was $455,664 ($.06 per share) compared with a net loss of $453,293 ($.07 per share) for the nine-month period ended June 30, 1999.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 1999

Item 2.  Changes in Securities
         ---------------------

During the nine-month period ended June 30, 2000, the Company issued 103,135 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of stock to third parties for transactions that were recorded in the Company's September 30, 1999 financial statements. The value of such shares was recorded previously as shares subscribed; therefore, the issuance had no net impact on operations or equity.

In addition, OWN exercised warrants to acquire 1,086,365 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares for $293,069 during the nine-month period ended June 30, 2000 (see Note 7).

In addition, 400,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares were issued to a third party in consideration of $50,000. The issuance was offered without general solicitation or advertising to unrelated accredited investors under Rule 506 of Regulation D and Section 4 (2) of the Securities Act of 1933.

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



                                              BIOZHEM COSMECEUTICALS, INC.
                                              ----------------------------
                                                      (registrant)


Date: August 11, 2000                         By:      /S/ John C. Riemann
                                                 ------------------------------

                                              John C. Riemann
                                              Chief Executive Officer
                                              (Responsible Financial Officer)