Form 10KSB
period 2000-09-30
BIOZHEM COSMECEUTICALS INC
filed 2001-01-12
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000


                         Commission file number 1-14725
                                                -------

                          BIOZHEM COSMECEUTICALS, INC.
                 (Name of Small Business Issuer in its Charter)

Texas                                                        76-0118305
-----                                                        ----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)


32238 Paseo Adelanto Ste A
--------------------------
San  Juan Capistrano, CA                                     92675
------------------------                                     -----
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
                  Yes   X                            No
                     --------                            -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $726,736.

         As of September 29, 2000, the aggregate market value of the issuer's common stock, $.001 par value, held by nonaffiliates of the issuer, is $5,604,689 computed based upon the market price at that date. A limited trading market exists.

                                TABLE OF CONTENTS

PART I

Item 1      Description of Business...............................................................3-6

Item 2      Description of Property.................................................................6

Item 3      Legal Proceedings.......................................................................6

Item 4      Submission of Matters to a Vote of Security Holders.....................................6


PART II

Item 5      Market for Common Equity and Related Stockholder Matters..............................6-7

Item 6      Management's Discussion and Analysis.................................................7-11

Item 7      Financial Statements................................................................12-30

Item 8      Changes In and Disagreements With Accountants
                 on Accounting and Financial  Disclosure...........................................30


PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16 (a) of the Exchange Act.............................31-32

Item 10     Executive Compensation.................................................................32

Item 11     Security Ownership of Certain Beneficial Owners and Management......................33-35

Item 12     Certain Relationships and Related Transactions.........................................35

Item 13     Exhibits, Lists and Reports on Form 8-K.............................................36-37

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Business Development
         --------------------

         Biozhem Cosmeceuticals, Inc. ("Biozhem" or "the Company"), formerly known as Entourage International, Inc., is a Texas corporation, which commenced operations in 1984.

         The Company's most significant operations involve the sale of Biozhem Skin Care Products, formerly Biogime Skin Care, which it distributes through a network of Company-owned retail stores. The Company also enters into marketing and distribution agreements with manufacturers of specific products or product lines and resells those products through Company-owned retail stores.

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

         The Company entered into a management agreement in 1999. This agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among One World Networks Integrated Technologies, Inc., a Nevada Corporation ("OWN") and the Company. OWN was engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. For its services, OWN was to receive a monthly management fee of 40% of pre-tax net income, 1,000,000 Class A warrants and other contingent warrants (which were never earned). In addition, OWN agreed to loan the Company up to $50,000 to cover operational cash flow needs. On May 1, 2000, the Company terminated its Agreement with OWN. See Item 6 for a more complete description of the Agreement.

         On September 22, 2000, the Company entered into a management agreement with Beauty Resource, Inc., a Nevada corporation ("BR"). BR is engaged by the Company to provide and perform for the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. BR personnel currently assigned to manage the day-to-day activities of the Company include individuals designated as the Company's CEO and COO. BR will be paid $15,000 per month and commencing on April 1, 2001, the Company will pay BR on a quarterly basis throughout the remainder of the agreement, a fee in the amount of 0.5% of net sales of the preceding quarter. In addition, BR is entitled to performance options and cash bonuses. See Item 6 for a more complete description of the BR Agreement.

         On September 22, 2000 Biozhem signed a License and Supply Agreement with Advanced Tissue Sciences, Inc., a Delaware Corporation ("ATS"), which gives Biozhem the exclusive right to market skin care products containing ATS' Nutrient Solution in the Direct Response market for a period of ten years providing that sales goals are reached. Biozhem will also pay to ATS a royalty and periodic milestone payments that are dependent on achieving certain annual and cumulative sales levels. See
         Item 6 for a more complete description of this Agreement.

         Business of Issuer
         ------------------

         A.  PRODUCTS

         The Company markets Biozhem skin care products that are a series of skin care formulations marketed and sold using the name Biozhem. Sales in the Biozhem product line consist primarily of the five-step "Woman's Skin Care System". This five-step process is specially formulated to clean and condition the skin. The formulation consists of natural ingredients and the Company has eliminated certain ingredients, which are known to be damaging to the skin.

         B. DISTRIBUTION

                   (1)  Company-owned Retail Stores
                        ---------------------------

         During fiscal 2000, the Company operated seven Company-owned retail stores under the name Biozhem Skin Care Center, two of which were closed by September 30, 2000. In 2000 essentially all sales were made through Company-owned retail stores and 98% of total sales were from Company-owned stores in the fiscal year ended September 30, 1999. The locations with opening and closing dates (during the current and previous fiscal years) of the Company-owned and operated retail stores as of September 30, 2000 were:

           Dallas, Texas (March 1991)
           Phoenix, Arizona  (March 1992)
           Denver, Colorado (March 1993)
           Santa Ana, California (February 1997)
           San Diego, California (February 1997) (closed November 1999)
           Tulsa, Oklahoma (July 1997)
           Oklahoma City, Oklahoma (July 1997) (closed March 2000)
           San Jose, California (March 1993) (closed September 1997)
           Tampa, Florida (April 1993) (closed September 1997)
           Chicago (Oakbrook), Illinois (September 1993) (closed September 1996) Louisville, Kentucky (closed January 1999)

         The San Jose, Santa Ana, San Diego, Tulsa, Oklahoma City and Louisville stores were acquired from franchisees; the Company opened the other stores.

         Management evaluated the profitability of all its retail stores and closed the unprofitable stores in Chicago in September of 1996 and Tampa in September of 1997. These stores had shown losses since their opening. The San Jose store was closed at the end of its lease with the intention of relocating to a large regional mall. The Louisville store closed in fiscal 1999. The San Diego and Oklahoma City stores were closed during fiscal 2000 due to reduced walk-in sales and unprofitability.

                   (2) Franchised and Licensed Retail Stores
                       -------------------------------------

         During fiscal 1999 Biozhem products were distributed through one franchised and one licensed retail store under the Biozhem Skin Care Center name. These retail stores were located in Kentucky and Nevada. In January 1999, the Company purchased the Kentucky location, closed the store and made telephone and mail sales to customers in the database from the corporate headquarters. During the 2nd quarter of fiscal 2000, the Nevada licensee ceased purchasing product from the Company and the license was revoked.

         Sales to franchised and licensed retail stores were less than 1% of total sales in fiscal 2000 and only 2% in fiscal 1999.

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

         Biozhem has developed extensive training materials to acquaint retail store employees with effective sales techniques and the various aspects of the Company's products. In addition, the Company offers fewer products than those of its national competitors, and its retail store employees therefore focus on the sale of fewer types of products or product lines. As a result, the Company believes its retail store employees have a greater knowledge and understanding of the Company's products, which permits a more thorough and effective sales presentation from the retail store employee to the customer.

         D. SUPPLIERS

         The Company has an agreement with Arizona Natural Resources, Inc. ("ANR"), whereby ANR produces for Biozhem a series of skin care formulations known as Biozhem. By agreement, ANR is committed to supervise the manufacture (including, without limitation, the bottling and packaging) of the multi-step skin care formulations and other related skin care products, and to produce and deliver to the Company the full requirements of the Company with respect to those products. Biozhem is required to pay ANR an amount per bottle ordered, as stipulated in the agreements, and all shipping and delivery costs. The agreement does not contain provisions, which would require the Company to purchase minimum volumes thereunder. This agreement is currently contracted on a month-to-month basis.

         The Company maintains its inventory at a warehouse in San Juan Capistrano, California. Additionally, small amounts of inventory are stocked at the Company-owned retail stores. Inventory is financed through internally generated funds and credit extended from ANR. The majority of the inventory is sold for cash. Merchandise is shipped directly from the San Juan Capistrano, California warehouse to distributors or retail stores.

         The Company extends a 90-day return policy, which permits customers to return merchandise on an initial order in exchange for cash (less a restocking charge) or replacement merchandise.


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

         F. GOVERNMENT REGULATIONS

         Certain federal agencies regulate, among other things, the purity and packaging of cosmetic products. Similar regulations are in effect in various states. Manufacturers and distributors of cosmetic products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other trade practices. The Company has entered into private cosmetics labeling agreements only with non-affiliated manufacturers that manufacture products in a manner which complies with such regulations and who have submitted or intend to submit their products periodically to independent laboratories for testing. However, the extent of potentially adverse governmental regulations which might arise from future legislation or administrative action cannot be predicted.

         G. EMPLOYEES AND CONSULTANTS

         Biozhem employs 7 full-time, 12 part-time and 3 contract personnel. Three of these individuals are officers of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases 1,850 square feet of office space within a business park setting in San Juan Capistrano, California. The Company also leases retail space for each Company-owned retail store that it operates as a Biozhem Skin Care Center in the various locations. Generally, retail stores are located in small, upscale shopping centers with 700 to 1,000 square feet of space each. The total lease commitments are $184,000, $120,000, $68,000, $22,000, and $2,000 in
         fiscal years 2001, 2002, 2003, 2004 and 2005, respectively.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Historically, the Company's common stock was traded in the over-the-counter market of NASDAQ under the symbol "ENTG". On January 23, 1991, the Company was notified that its stock was delisted from the NASDAQ system because of the limited number of firms making a market for the Entourage stock under the NASDAQ system. There is still a limited market in the Company's common stock now under the symbol "BZHM". The following table sets forth the high and low bid prices of Biozhem common stock for the periods shown.

                  QUARTER ENDED                      BID PRICES
                  -------------                      ----------
                                                     LOW      HIGH
                  December 31, 1998                  $.31     $.69
                  March 31, 1999                     $.37     $.78
                  June 30, 1999                      $.34     $.72
                  September 30, 1999                 $.19     $.56
                  December 31,1999                   $.20     $.30
                  March31, 2000                      $.15     $.25
                  June 30, 2000                      $.15     $.35
                  September 30, 2000                 $.25     $.60

         The above quotations reflect inter-dealer prices, without retail mark-up, markdowns or commission, and may not necessarily reflect actual transactions.

         As of September 30, 2000, there were approximately 600 record holders of the Company's common stock.

         The Company has paid no dividends on its common stock and has no present plans to do so. The Company's Board of Directors intends to retain earnings, if any, to finance the growth and development of the business of Biozhem. Any payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon the financial condition, capital requirements and earnings, if any, of Biozhem, as well as other factors, which the Board of Directors may deem relevant.

         On September 30, 2000 the Company committed 36,000 shares of common stock for consulting fees and 45,000 shares of common stock for directors' fees. These shares were valued at $0.25 per share for a total of $20,250 based on an outstanding private placement offering at $0.25. These shares were committed upon reliance on the exemption from the registration requirements of the Securities Act of 1933, ("The Act"), as amended and such securities laws pursuant to the Section 4(2) of The Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS


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

        GENERAL
        -------

         On January 15, 1999, the Company acquired the assets of the Louisville, Kentucky retail store from a franchisee for consideration of $80,750, consisting of a promissory note in the amount of $65,000 and 35,000 shares of common stock valued at $15,750. The note bears interest at 8% per annum with principal and interest payments of $2,037 due from February 15, 1999 through January 15, 2002. The acquisition was accounted for as a purchase. Accordingly, the purchase consideration was allocated to the acquired assets on the basis of estimated fair market value and the operations of the retail store acquired are included in the statement of operations beginning January 16, 1999. Goodwill, a covenant not to compete and customer list of $60,750, $10,000 and $10,000, respectively, were recorded in connection with the transaction. The Louisville store was closed in January 2000 and the customer database was transferred to the other Company stores for sales.

        On September 22,2000 Biozhem signed a License and Supply Agreement with Advanced Tissue Sciences, Inc., a Delaware Corporation ("ATS"), which gives Biozhem the exclusive right to market skin care products containing ATS' Nutrient Solution in the Direct Response market for a period of ten years providing that certain sales goals are reached. Biozhem will also pay to ATS a royalty and periodic milestone payments that are dependent on achieving certain annual and cumulative sales levels. The solution has been tested for safety and preliminary tests have been conducted for efficacy. The Company has contracted with DermTech International, a San Diego based independent lab, to conduct detailed human efficacy and results testing. Initial product sales are projected for late in March 2001. The Company plans to sell the product through a number of Direct Response channels including infomercials, cable shopping networks, Biozhem branded or co-branded web sites, direct mail and telemarketing as well as through Biozhem branded stores and kiosks.


        MANAGEMENT AGREEMENTS
        ---------------------

        The Company entered into a management agreement in 1999. This Agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among One World Network Integrated Technologies, Inc., a Nevada corporation (or any affiliate thereof) (collectively "OWN"), and the Company. OWN was engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. OWN was in charge of marketing and distribution activities on behalf of the Company. OWN was responsible for all sales activities including determining which products to market, selling prices, target customers, selecting distribution methods and procedures and advertising activities. OWN was entitled to a reimbursement of expenses for its services and a management fee of 40% of pre-tax net income, if any, for each year during the five-year term.

        On the closing date and continuing thereafter, the Company issued to OWN warrants which contained cashless exercise provisions and protection against stock split/reverses and had a term of five years from their respective dates of issuance. The Warrants were to be issued as follows:

                   (i) 1,000,000 Class A Warrants to purchase one share of Company's common stock at an exercise price of $.70 or the average of the closing price as quoted on the principal exchange for which the Company's shares trade for the five (5) day period immediately preceding the date of the execution of the agreement;
                   (ii) For each $400,000 in cumulative Pre-Tax Net Income that was generated by the Company during the term, OWN was to receive 500,000 Class B Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 per share, up to a maximum of 22,000,000 Class B Warrants;
                   (iii) 1,000,000 Class C Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 upon the completion during the term of a strategic alliance, endorsement deal or product acquisition, the result of which, in combination with other activities of the Company, increase the market capitalization of the Company by at least $10,000,000, such determination to be based upon a six (6) month average before and after said transaction of the daily closing prices as quoted on the principal exchange for which the Company's shares trade;
                   (iv) 1,000,000 Class D Warrants to purchase one share of the Company's common stock at an exercise price of $1.00 upon the attainment during the term of the first two consecutive quarters of Pre-Tax Net Income of more than $60,000 per quarter; and
                   (v) 1,000,000 Class E Warrants to purchase one share of the Company's common stock at an exercise price of $1.50 per share if the Company, during any consecutive six (6) month period (or less) attains gross revenues of at least $8,000,000, provided that no Class E Warrants shall be issued if the Company does not have after tax net income from operations during such period; and provided further, a maximum of 3,000,000 Class E Warrants shall be issued under this subparagraph.

        As of September 30, 1999, the Company issued 1,000,000 Class A Warrants to purchase shares of the Company's common stock at $0.56 per share. No additional warrants were earned by the OWN under the Agreement.

        Upon closing of the transaction, OWN made available to the Company a loan of up to $50,000 to cover operational cash flow problems. The loan had an interest rate of 10% for a one-year period. If the note was not repaid at maturity it could be repaid with common stock of the Company valued at $.37 per share, with piggyback registration rights. In addition, OWN agreed to assist the Company and its advisors, and on a best efforts basis and on terms mutually agreed upon, in arranging for $200,000 in new equity. The balance on the note was $42,177 at September 30, 1999.

        Concurrently with the closing of the transaction on July 14, 1999, Mr. Hernand and Mr. Reyff, Sr. resigned from the Board of Directors of the Company. The vacancies created thereby were to be filled, as soon as practicable, by two new outside directors acceptable to OWN and the remaining directors. At any subsequent time, OWN would have had the right to designate two (2) additional nominees, and the Company would be obligated to cause the directors to increase the size of the Board to seven members and appoint the two persons designated by OWN to fill the vacancies so created, and such directors would serve until the next meeting of shareholders of the Company at which directors are elected. Upon termination of the Agreement, all directors elected by or through OWN, if any, would resign effective immediately.

        In October 1999, the Company amended the Agreement. As part of the amendment, OWN agreed to increase its loan available to the Company to $100,000 and to purchase 127,844 shares common stock for $66,500. The Company opted thereafter to cancel its debt to OWN rather than collect the $66,500 from OWN. In consideration for these transactions, the Company agreed to lower the exercise price of 888,666 of the Class A Warrants from $0.56 to $0.15 per share.

        On May 1, 2000, the Company terminated its Agreement with OWN. In connection with the termination, OWN agreed to exercise 958,521 shares of Class A Warrants for $175,000 in cash and $51,569 in expense reimbursements and cancel the remaining 41,479 warrants. OWN also agreed to acquire co-ownership of the Company's pre-termination customer list for a guaranteed royalty of $40,000.

        On September 22, 2000, the Company entered into a management agreement with Beauty Resource, Inc., a Nevada corporation ("BR"). BR is engaged by the Company to provide and perform for the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. BR personnel currently assigned to manage the day-to-day activities of the Company include individuals designated as the Company's CEO and COO.

        BR will supervise the bookkeeping and accounting services for and on behalf of the Company. BR will be responsible for all marketing, distribution activities on behalf of the Company including, but not limited to, determining which products to market, sales prices, target markets and customers, selecting distribution methods and procedures and advertising activities. Additionally, BR will be responsible for all other administrative functions of the Company including, without limitation, hiring and personnel matters, compensation arrangements with employees of the Company, selecting outside advisors and consultants to the Company, choosing vendors and suppliers, selecting and negotiating banking relationships and all other normal and customary activities associated with operating a business.

        BR is entitled to a reimbursement, which shall be a payment of $15,000 per month. In addition, commencing April 1, 2001 and continuing on the first day of each quarter thereafter during the remaining term of the agreement, the Company shall pay BR a fee in the amount of 0.5% of the sales (net of returns and allowances) of the Company for the preceding quarter.

        Upon signing of the agreement, the Company awarded the new CEO options to purchase 100,000 shares of the Company common stock at an exercise price of $0.25 per share, to be exercised on or before September 30, 2003.

        In addition, as defined in the agreement, BR is entitled to performance options of up to 2,000,000 shares through March 31, 2006 at $0.25 per share based on achieving certain sales targets and 3,000,000 shares through March 31, 2006 at $0.25 per share based on achieving certain pre-tax net income levels. BR may earn cash bonuses of up to 5% of pre-tax net income based on achieving certain ratios of pre-tax net income to sales. To date, BR has earned no such options or cash awards.

        LIQUIDITY
        ---------

        The Company has recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following: lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing; and the need for a new infomercial. The cash balance at September 30, 2000 was $61.215. However, net cash used in operations totaled $418,613 in fiscal 2000 and $366,975 in fiscal 1999. Current liabilities exceeded current assets by $491,763 at September 30, 2000. As a result, the Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

        In October 1999, the Company amended its contract with OWN and issued 127,844 shares of stock for the conversion of $66,500 in debt. OWN agreed to increase its loan available to the Company to $100,000. In consideration for these transactions, the Company agreed to lower the exercise price of 888,666 of the Class A Warrants from $.56 to $.15. On May 1, 2000, the Company terminated its contract with OWN. In connection with the cancellation, OWN agreed to exercise 958,521 Class A Warrants for $175,000 and $51,569 in expense reimbursement and cancel the remaining 41,479 warrants. OWN also agreed to acquire co-ownership of the Company's pre-termination customer list for $40,000.

        On May 4, 2000, the Company sold 400,000 shares of common stock to a third party for cash. In conjunction with this sale, warrants to purchase 400,000 shares of the Company's common stock were granted to this third party as an incentive to purchase the stock. Therefore, the granting of the warrants had no net impact on operations or equity.

        In September 2000, the Company committed 36,000 shares in payment of consulting fees of $9,000 and 45,000 shares for payment of directors' fees of $11,250.

        In fiscal 2000, the Company granted 1,608,000 options to consultants, valued at $368,000. The fair value of each non-Plan option granted was estimated using the Black-Scholes option-pricing model.

         The Company must still rely primarily on operating cash flow and cash management to sustain its operations. The Company's 2001 operating plan contemplates improved operating results and cash flow. Subsequent to year-end, the Company has completed an additional equity financing of $762,500 through a private placement and additional borrowings of $300,000 and is continuing to actively pursue additional financing sources. If management cannot achieve its 2001 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

        The Company's continued existence is dependent upon its ability to achieve its 2001 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."

         OPERATIONS - 2000 COMPARED TO 1999
         ----------------------------------

         Biozhem incurred a net loss of $1,010,356 in 2000 compared to a net loss of $1,048,601 in 1999.

         Net sales in 2000 decreased $347,227 or 32% compared to sales in 1999. One Company-owned store was closed in November 1999, and another in March 2000. Average monthly sales per Company-owned store in operation during the entire fiscal year dropped to $11,236 in 2000 compared to $12,525 in 1999. Company-owned stores accounted for 100% and 98% of total net sales in 2000 and 1999, respectively. Franchised and licensed stores accounted for 2% of total net sales in 1999.

         Gross profit in 2000 decreased by $322,583 or 38% as compared to the corresponding amount for 1999. Gross profit as a percentage of net sales declined to 73% in 2000 from 81% in 1999 due to increased sales incentives, additional shipping costs caused by low inventory levels during the OWN management agreement and a small increase in product costs.

         Selling, general and administrative expenses decreased by $331,962, or 18%, in 2000 as compared to 1999 due to a reduction of advertising cost by $42,986, reduced payroll and payroll related costs of $179,581 and a reduction in corporate overhead costs. These reduced costs were primarily associated with the reduction in the number of Company-owned stores.

         Depreciation decreased in 2000 by $4,134 as compared to 1999 primarily to the reduction in the number of stores. Amortization was approximately the same in 2000 and 1999.

         Interest expense increased by $11,034 in 2000 as compared to 1999 due primarily to the increase in debt in 2000.

         At September 30, 2000, the Company had federal and state net operating loss carryforwards of approximately $5,510,000 and $2,790,000, respectively. If not used to offset future taxable income, these loss carryforwards will expire between 2002 and 2015. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions in the past may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforwards unusable.

         Based on numerous factors but not limited to the Company's historical losses, management believes that it cannot demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 2000. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.


         OPERATIONS - 1999 COMPARED TO 1998
         ----------------------------------

         Biozhem incurred a net loss of $1,048,601 in 1999 compared to a net loss of $534,382 in 1998.

         Net sales in 1999 decreased $86,794 or 7% compared to sales in 1998. Average monthly sales per Company- owned store dropped to approximately $12,525 in 1999 compared to $13,000 in 1998. Company-owned stores accounted for 98% and 96% of total net sales in 1999 and 1998, respectively. Franchised and licensed stores accounted for 2% and 4% of total net sales in 1999 and 1998, respectively.

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

         YEAR 2000 ISSUE
         ---------------

         The Company has experienced no problems in connection with the so-called "Year 2000" issue.

Item 7: Financial Statements


Reports of Independent Auditors..............................................13

Financial Statements
--------------------

Balance Sheets as of September 30, 2000 and 1999.............................14
Statements of Operations - Years ended September 30, 2000 and 1999...........15
Statements of Stockholders' Equity - Years ended
    September 30, 2000 and 1999...........................................16-17
Statements of Cash Flows - Years ended September 30, 2000 and 1999...........18
Notes to Financial Statements.............................................18-30

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Biozhem Cosmeceuticals, Inc.


We have audited the accompanying balance sheets of Biozhem Cosmeceuticals, Inc. (the "Company") as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biozhem Cosmeceuticals, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 2 to the financial statements, the Company has recurring losses, a working capital deficit and is in default of certain notes payable. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (including any impairment losses on intangible assets).



                                                CORBIN & WERTZ
Irvine, California
December 20, 2000

                          Biozhem Cosmeceuticals, Inc.

                                  Balance Sheet


                                                                      As of September 30,
                                                                ------------------------------

                                                                     2000            1999
                                                                --------------  --------------
ASSETS

Current assets:
   Cash                                                         $      61,215   $           -
   Accounts receivable                                                      -           1,347
   Inventory                                                           25,641          59,862
   Prepaid expenses and other current assets                              461           3,268
                                                                --------------  --------------
         Total current assets                                          87,317          64,477

Property and equipment, net                                            28,833          47,758

Intangible assets, net                                                263,266         316,441

Other assets                                                           12,256          23,350
                                                                --------------  --------------

                                                                $     391,672   $     452,046
                                                                ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities                     $     230,911   $     201,396
   Notes payable                                                      269,512          59,355
   Current portion of long-term debt                                   78,657          69,675
                                                                --------------  --------------
         Total current liabilities                                    579,080         330,426

Long-term debt, less current portion                                        -          30,811
                                                                --------------  --------------

         Total liabilities                                            579,080         361,237
                                                                --------------  --------------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $1.00 par value; 10,000,000 shares
     authorized; no shares issued and outstanding                           -               -
   Common stock, $.001 par value; 100,000,000 shares
     authorized; 9,575,048 and 7,985,548 shares
     issued and outstanding at September 30, 2000 and
     1999, respectively                                                 9,575           7,985
   Common stock subscribed, $.001 par value; 95,911
     and 118,046 shares committed as of September 30,
     2000 and 1999, respectively                                           96             118
   Additional paid-in capital                                       6,070,672       5,340,081
   Accumulated deficit                                             (6,267,751)     (5,257,395)
                                                                --------------  --------------
         Total stockholders' equity (deficit)                        (187,408)         90,789
                                                                --------------  --------------

                                                                $     391,672   $     452,026
                                                                ==============  ==============

SEE INDEPENDENT AUDITORS' REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          Biozhem Cosmeceuticals, Inc.

                             Statement of Operations


                                                                  Years Ended September 30,
                                                                     2000            1999

Net sales
                                                                $     726,736   $   1,073,933
Cost of sales                                                         195,111         219,755
                                                                --------------  --------------

         Gross profit                                                 531,625         854,208
                                                                --------------  --------------

Expenses:
   Selling, general and administrative                              1,480,088       1,812,050
   Depreciation                                                        18,925          23,059
   Amortization                                                        53,175          52,907
                                                                --------------  --------------

         Total expenses                                             1,552,188       1,888,016
                                                                --------------  --------------

Loss from operations                                               (1,020,563)     (1,033,808)

Interest expense                                                      (34,014)        (22,980)

Other income                                                           44,221           8,187
                                                                --------------  --------------

         Net loss                                               $  (1,010,356)  $  (1,048,601)
                                                                ==============  ==============

Net loss per common and equivalent share -
   basic and diluted                                            $       (0.12)  $       (0.17)
                                                                ==============  ==============

Weighted average number of common
   shares outstanding                                               8,711,648       6,307,321
                                                                ==============  ==============

SEE INDEPENDENT AUDITORS' REPORT AND ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                                    BIOZHEM COSMECEUTICALS, INC.

                                                                    STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------

                                                    COMMON STOCK                    COMMITTED COMMON STOCK
                                         ---------------------------------     ---------------------------------
                                             SHARES             AMOUNT            SHARES               AMOUNT
                                         --------------     --------------     --------------     --------------

Balances at October 1, 1998                  4,945,282      $       4,945            980,414      $         980

Shares committed upon
 conversion of debt                                  -                  -             14,911                 15

Shares committed for services                        -                  -            103,135                103

Shares sold, net of offering costs
 of $77,550                                  1,181,378              1,181                  -                  -

Shares issued for purchase of
 assets                                         35,000                 35                  -                  -

Shares issued for services                     400,934                401                  -                  -

Conversion of debt to common
 stock                                         442,540                443                  -                  -

Subscribed shares issued                       980,414                980           (980,414)              (980)

Warrants issued for services                         -                  -                  -                  -

Net loss                                             -                  -                  -                  -
                                         --------------     --------------     --------------     --------------

Balances at September 30, 1999               7,985,548              7,985            118,046                118


(CONTINUED)


                                           ADDITIONAL
                                            PAID-IN          ACCUMULATED
                                            CAPITAL            DEFICIT             TOTAL
                                         --------------     --------------     --------------

Balances at October 1, 1998              $   4,252,412      $  (4,208,794)     $      49,543

Shares committed upon
 conversion of debt                              5,502                  -              5,517

Shares committed for services                   27,177                  -             27,280

Shares sold, net of offering costs
 of $77,550                                    369,769                  -            370,950

Shares issued for purchase of
 assets                                         15,715                  -             15,750

Shares issued for services                     169,715                  -            170,116

Conversion of debt to common
 stock                                         162,740                  -            163,183

Subscribed shares issued                             -                  -                  -

Warrants issued for services                   337,051                  -            337,051

Net loss                                             -         (1,048,601)        (1,048,601)
                                         --------------     --------------     --------------

Balances at September 30, 1999               5,340,081         (5,257,395)            90,789


----------------------------------------------------------------------------------------------------------------
Continued

                                                                                    BIOZHEM COSMECEUTICALS, INC.

                                                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                                                                 FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
----------------------------------------------------------------------------------------------------------------

                                                    COMMON STOCK                    COMMITTED COMMON STOCK
                                         ---------------------------------     ---------------------------------
                                             SHARES             AMOUNT            SHARES               AMOUNT
                                         --------------     --------------     --------------     --------------


Shares committed for services                        -                  -             81,000                 81

Shares sold for cash                           400,000                400                  -                  -

Issuance of shares upon
   conversion of debt                          127,844                128                  -                  -

Exercise of warrants for cash and
   reimbursement of expenses                   958,521                959                  -                  -

Subscribed shares issued                       103,135                103           (103,135)              (103)

Options issued for services                          -                  -                  -                  -

Net loss                                             -                  -                  -                  -
                                         --------------     --------------     --------------     --------------
Balances at September 30, 2000               9,575,048      $       9,575             95,911      $          96
                                         ==============     ==============     ==============     ==============


(CONTINUED)


                                           ADDITIONAL
                                            PAID-IN          ACCUMULATED
                                            CAPITAL            DEFICIT             TOTAL
                                         --------------     --------------     --------------
Shares committed for services                   20,169                  -             20,250

Shares sold for cash                            49,600                  -             50,000

Issuance of shares upon
   conversion of debt                           66,372                  -             66,500

Exercise of warrants for cash and
   reimbursement of expenses                   225,610                  -            226,569

Subscribed shares issued                             -                  -                  -

Options issued for services                    368,840                  -            368,840

Net loss                                             -         (1,010,356)        (1,010,356)
                                         --------------     --------------     --------------

Balances at September 30, 2000           $   6,070,672      $  (6,267,751)     $    (187,408)
                                         ==============     ==============     ==============

----------------------------------------------------------------------------------------------------------------
                                                                            SEE INDEPENDENT AUDITORS' REPORT AND
                                                                      ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          Biozhem Cosmeceuticals, Inc.

                             Statement of Cash Flows

                                                                  Years Ended September 30,
                                                                     2000            1999

Cash flows from operating activities:
   Net loss                                                     $  (1,010,356)  $  (1,048,601)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                   72,100          75,966
       Common stock committed for services                             20,250          27,280
       Common stock issued for services                                     -         170,116
       Exercise of warrants for reimbursement of expenses              51,569               -
       Options issued for services                                    368,840         337,051
       Changes in operating assets and liabilities:
          Accounts receivable                                           1,347           1,655
          Inventory                                                    34,221          30,460
          Prepaid expenses and other current assets                     2,807           1,970
          Other assets                                                 11,094          48,651
          Accounts payable and accrued liabilities                     29,515         (11,523)
                                                                --------------  --------------

   Net cash used in operating activities                             (418,613)       (366,975)
                                                                --------------  --------------

Cash flows used in investing activities:
   Purchases of property and equipment                                      -          (8,677)
                                                                --------------  --------------

Cash flows from financing activities:
   Proceeds from sale of common shares
     and exercise of warrants                                         225,000         370,950
   Proceeds from borrowings                                           338,506         160,379
   Repayment of debt                                                  (83,678)       (155,677)
                                                                --------------  --------------

   Net cash provided by financing activities                          479,828         375,652
                                                                --------------  --------------

Net increase in cash                                                   61,215               -

Cash at beginning of year                                                   -               -
                                                                --------------  --------------

Cash at end of year                                             $      61,215   $           -
                                                                ==============  ==============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                       $      17,125   $      22,980
                                                                ==============  ==============

Supplemental disclosure of non-cash investing and
 financing activities:
   Conversion of debt into common stock                         $      66,500   $     163,183
                                                                ==============  ==============
   Stocks committed for conversion of debt                      $           -   $       5,517
                                                                ==============  ==============
   Issuance of debt for the acquisition of assets               $           -   $      65,000
                                                                ==============  ==============
   Common stock issued for acquisition of assets                $           -   $      15,750
                                                                ==============  ==============

NOTE 1 - ORGANIZATION
---------------------

Description of the Company
--------------------------

Biozhem Cosmeceuticals, Inc. (the "Company"), formerly known as Entourage International, Inc., markets and distributes consumer products (primarily skin care products) through a network of Company-owned retail stores located in California, Texas, Colorado, Arizona and Oklahoma.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Principles of Basis of Presentation
-----------------------------------

The Company's financial statements for the years ended September 30, 2000 and 1999 have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $1,010,356 and $1,048,601 and net cash used in operating activities of $418,613 and $366,975 in fiscal 2000 and 1999, respectively. In addition, the Company had a working capital deficit of $491,763 and was in default of certain notes payable (see Note 7) at September 30, 2000.

The Company's continued existence is dependent upon its ability to achieve its 2001 operating plan, which contemplates significantly improved operating results and cash flows and obtaining additional financing. There can be no assurances that the Company will be successful in these efforts. Since September 30, 2000, the Company has received an additional $687,500 in equity financing and $300,000 in borrowings (see Note 13).

If management cannot achieve the 2001 operating plan because of sales shortfalls, reduced profit margins or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (including any impairment losses on intangible assets).

Revenue Recognition
-------------------

Sales by company-owned retail stores are recorded when sold to a retail customer. Provisions are made for estimated returns and allowances at the time of sale.

Use of Accounting Estimates
---------------------------

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

Fair Value of Financial Instruments
-----------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 107 ("SFAS 107") "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS." The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its accounts payable, notes payable and long-term debt. Management believes the carrying amounts of the Company's financial instruments generally approximate their fair values at September 30, 2000; however, the fair values of the notes payable were not readily determinable as market comparables were not available for such instruments.

Inventory
---------

Inventory consists mainly of skin care products, which are stated at the lower of cost or market using the first-in, first-out method. The Company purchases a majority of its inventory from one vendor. These items are readily available from other vendors. However, a change in supplier could cause delays in product delivery and possible losses in revenue, which could adversely affect operating results. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for the sales of the Company's products in ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying balance sheet.

Property and Equipment
----------------------

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 3 to 5 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense totaled $18,925 and $23,059 for the years ended September 30, 2000 and 1999, respectively.

Management of the Company assesses the recoverability of property and equipment by determining whether the net carrying value of such assets can be recovered over their remaining lives through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at September 30, 2000.

Intangible Assets
-----------------

Intangible assets consist of covenants not to compete, customer lists and goodwill arising from business combinations and are amortized on a straight-line basis. The covenants are amortized over the contractual term of 3 years. The customer lists are amortized over the expected benefit life of 3 years. Goodwill, representing the excess of the purchase price over the estimated fair market value of the net assets of the acquired business, is amortized over the period of expected benefit of 10 years. Amortization expense totaled $53,175 and $52,906 for the years ended September 30, 2000 and 1999, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the net carrying value of such assets can be recovered over their remaining lives through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management. Management has determined that there was no impairment of intangible assets as of September 30, 2000.

Advertising
-----------

Advertising costs are expensed as incurred. Advertising costs totaled $27,857 and $70,843 in fiscal 2000 and 1999, respectively.

Income Taxes
------------

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

Earnings Per Share
------------------

The Company records earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE" ("EPS"). SFAS 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements. Basic EPS is computed as net income divided by the weighted average of common shares for the period. Diluted EPS reflects the potential dilution that could occur from the common shares issued through stock options, warrants and other convertible securities. All potentially dilutive shares have been excluded from dilutive EPS, as their effect would be anti-dilutive for fiscal 2000 and 1999.

Stock-Based Compensation
------------------------

The FASB has issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must provide pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective on July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME." Under SFAS 130, the Company reports and displays all components of comprehensive income in a full set of financial statements. For fiscal 2000 and 1999, the Company had no items of comprehensive income.

Segments
--------

The FASB has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." As the Company operates in one segment, the Company has not provided any additional segment disclosures as required under SFAS 131.

Recent Accounting Pronouncements
--------------------------------

The FASB has issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE AND HEDGING ACTIVITIES." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosures related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the first quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

NOTE 3 - ACQUISITIONS
---------------------

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

The pro forma results of operations for fiscal 1999, assuming the acquired franchise retail store had been acquired at the beginning of fiscal 1999 is not presented here as the appropriate financial information is not available.

There were no acquisitions during fiscal 2000.

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at September 30:

                               Estimated Useful
                               Lives (in years)         2000            1999
                               -----------------  --------------  --------------

Leasehold improvements                3           $      95,226   $      95,226
Equipment                             3                 111,762         111,762
Software                              5                  37,707          37,707
                                                  --------------  --------------
                                                        244,695         244,695

Less accumulated depreciation                          (215,862)       (196,937)
                                                  --------------  --------------

                                                  $      28,833   $      47,758
                                                  ==============  ==============

NOTE 5 - INTANGIBLE ASSETS
--------------------------

Intangible assets consist of the following at September 30:

                                                       2000            1999
                                                  --------------  --------------

Goodwill                                          $     372,387   $     372,387
Customer lists                                           25,000          25,000
Covenant not-to-compete                                  30,000          30,000
Trademark                                                 2,535           2,535
                                                  --------------  --------------
                                                        429,922         429,922

Less accumulated amortization                          (166,656)       (113,481)
                                                  --------------  --------------

                                                  $     263,266   $     316,441
                                                  ==============  ==============


NOTE 6 - NOTES PAYABLE
----------------------

Notes payable consist of the following at September 30:

                                                       2000            1999
                                                  --------------  --------------

Notes payable to a shareholder, interest at 12%,
principal and accrued interest are payable on
demand. One note totaling $100,000 was paid in
full subsequent to September 30, 2000.            $     251,529   $           -

Note payable to One World Networks Integrated
Technologies, Inc. ("OWN"), interest rate at 10%
per annum, maturing on August 1, 2000.                        -          42,177

Note payable to JCR Advertising (Note 8),
interest at 10%, principal and interest payable
monthly from February 15, 1997 through January
15, 1998, collateralized by the Company's assets.
Note was paid in full subsequent to September
30, 2000.                                                13,137          12,332

Other                                                     4,846           4,846
                                                  --------------  --------------

                                                  $     269,512   $      59,355
                                                  ==============  ==============

NOTE 7 - LONG-TERM DEBT
-----------------------

Long-term debt consisted of the following at September 30:

                                                       2000            1999
                                                  --------------  --------------

Note payable to former franchisee, interest at
8%, principal and interest payments of $2,037
payable monthly through January 2002. This note
was paid in full subsequent to September
30, 2000.                                         $      55,358   $      56,858

Note payable to former franchisee, interest at
8%, principal and interest of $1,538 payable
monthly from September 15, 1997 through July 15,
2000. This note is currently in default.                 16,561          21,961

Note payable to former franchisee, imputed
interest at 16%, payments of $1,995 due through
June 1, 2000.  This note was paid in full
subsequent to September 30, 2000.                         5,900          12,500

Note payable to bank, interest at prime plus
3 1/2% (totaling 12.75%), principal payments of
$833 plus interest due through August 15, 2000.
This note was paid in full subsequent to
September 30, 2000.                                         838           9,167
                                                  --------------  --------------
                                                         78,657         100,486

Less current portion                                    (78,657)        (69,675)
                                                  --------------  --------------
                                                  $           -   $      30,811
                                                  ==============  ==============

Principal maturities are $78,657 for the year ending September 30, 2001.

NOTE 8 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company had notes payable outstanding with JCR Advertising as of September 30, 2000 and 1999 of $13,137 and $12,332, respectively. Interest expense on these notes was approximately $1,600 and $3,000 for fiscal 2000 and 1999. On July 15, 1999, notes totaling $112,824 were converted to equity with the issuance of 304,930 shares of the Company's common stock.

During fiscal 2000, the Company borrowed funds from a shareholder. At September 30, 2000, the amount due the shareholder totaled $251,529 (see Note 6). Interest expense recorded on these notes for the year ended September 30, 2000 was approximately $18,600.

NOTE 9 - INCOME TAXES
---------------------

The following is a reconciliation of federal income taxes computed at the statutory rate of 34% to income tax expense as reported for the years ended September 30:
                                                       2000            1999
                                                  --------------  --------------

Expected income tax benefit at 34%                $    (344,000)  $    (357,000)
Change in valuation allowance                           344,000         357,000
                                                  --------------  --------------

Income tax expense                                $           -   $           -
                                                  ==============  ==============


Deferred tax assets consist of the following as of September 30:

                                                       2000            1999
                                                  --------------  --------------

Net operating loss carryforwards                  $   1,872,000       1,648,000
Expenses recognized for granting warrants               240,000         115,000
Other                                                    18,000          23,000
                                                  --------------  --------------
                                                      2,130,000       1,786,000

Less valuation allowance                             (2,130,000)     (1,786,000)
                                                  --------------  --------------

Net deferred tax assets                           $           -   $           -
                                                  ==============  ==============

During fiscal 2000 and 1999, the valuation allowance increased by $344,000 and $357,000, respectively.

--------------------------------

At September 30, 2000, the Company had a federal and state net operating loss carryforward of approximately $5,510,000 and $2,790,000, respectively. If not used to offset future income, these loss carryforwards will expire between 2002 and 2015. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforward unusable.

Based on numerous factors, including but not limited to the Company's historical losses and the uncertainty regarding net operating loss carryforward limitation, management believes that it cannot currently demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 2000. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

Stock Issuances
---------------

During 1999, the Company sold 1,181,371 shares of its common stock. Proceeds to the Company were $370,950, net of offering costs of $77,550. In addition, the Company committed to issue 14,911 shares of common stock for $5,517 in debt cancellation and 103,135 shares of common stock for $27,280 in consulting fees.

On February 15, 1999, the Company issued 35,000 shares as the $15,750 down payment for the purchase of the Kentucky franchise (see Note 3). On June 29, 1999, the Company issued 10,000 shares as a bonus to an employee at a share price of $0.50. On July 15, 1999, the Company issued a total of 528,750 shares of common stock as follows: 442,540 shares of common stock were issued to shareholders to convert $163,183 of debt to equity; 86,210 shares of common stock were issued in lieu of cash payments for consulting fees totaling $28,566; 32,056 shares of common stock were issued in lieu of cash payments for unpaid directors' fees for a total of $11,875. During the year ended September 30, 1999, the Company issued a total of 272,629 shares of common stock in lieu of cash payments for financial public relations for a total of $124,675. The shares were issued as follows: 66,667 shares were issued on November 16, 1998; 87,671 shares were issued on January 14, 1999; 63,291 shares were issued on February 19, 1999; 35,000 shares were issued on March 19, 1999; and 20,000 shares were issued on July 1, 1999.

On September 30, 2000, the Company committed 36,000 shares of common stock for consulting fees and 45,000 shares of common stock for directors' fees. These shares were valued at $0.25 per share for a total of $20,250 based on an outstanding private placement offering at $0.25 (see Note 13).

On December 14, 1999, OWN received 127,844 shares of common stock in exchange for $66,500 of indebtedness due from the Company (see Note 12).

On May 4, 2000, the Company sold 400,000 shares of common stock to a third party for cash. In conjunction with this sale, warrants to purchase 400,000 shares of the Company's common stock at $0.125 per share were granted to this third party as an incentive to purchase the stock. Therefore, the granting of the warrants had no net impact on operations or equity.

On May 1, 2000, OWN exercised warrants to acquire 958,521 shares of common stock for $175,000 in cash and $51,569 in expense reimbursements (see Note 12).

On July 14, 2000, the Company issued 103,135 shares of stock to third parties for transactions that were recorded in the Company's September 30, 1999 financial statements. The value of such shares was previously recorded as shares subscribed; therefore, the issuance had no net impact on operations or equity.

Stock Options
-------------

The Company has adopted the 1998 Stock Option Plan of Biozhem Cosmeceuticals, Inc. (the "Plan"). The purpose of the Plan is to provide officers and employees of the Company and other eligible individuals an incentive through grant of options to acquire stock in the Company and encourage them to remain in the Company's service.

Under the Plan, the Committee may, at any time prior to July 6, 2008, grant to eligible persons either incentive stock options or non-qualified stock options for an aggregate of 1,000,000 shares of the Company's Common Stock. Any unexercised or canceled stock options may be re-optioned under the Plan. Although not eligible to receive grants of incentive stock options, members of the Board of Directors of the Company who are not full-time employees of the Company are eligible to receive grants of non-qualified options. Directors who are full-time employees of the Company are eligible to receive grants of either incentive stock options or non-qualified options. The Committee may issue the options to different optionees subject to varying vesting requirements.

The exercise price of any options granted under the Plan may not be less than 100% of the fair market value of the underlying shares of Common Stock on the day the option is granted, except that, with respect to options granted to persons owning more than 10% of the Common Stock on the date of the grant at which time the price must be at least 110% of the fair market value. The Plan was approved by a vote of the shareholders. In fiscal 1999, 522,000 options were granted under the Plan. No options were granted under the Plan in fiscal 2000.

In fiscal 2000, the Company granted 1,608,000 options to consultants, valued under SFAS 123 at $368,000. The fair value of each non-Plan option granted was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 108% (iii) weighted average risk-free interest rate of 6.0%, and (iv) expected life of 3 to 3.5 years.

FAS 123 Pro Forma Information
-----------------------------

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions for fiscal 2000 and 1999: risk free interest rate of 6.0% and 6.25%; dividend yield of 0%; expected life of the option ranging from 3 to 5 years; and volatility factor of the expected market price of the Company's common stock of 108% and 72%, respectively.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. There was no effect on compensation expense, net loss, and net loss per share (basic and diluted) had compensation costs for the Company's stock option plans been determined based on fair value of the date of grant consistent with the provisions of SFAS 123 for both fiscal 2000 and 1999.

Warrants
--------

During fiscal 1999, 1,947,697 Class A Warrants were issued to consultants and other service providers. Of the warrants issued, 1,000,000 Class A Warrants were issued to OWN upon execution of a management agreement with OWN (see Note 12).

The fair value of each warrant granted during fiscal 1999 was estimated using the Black-Scholes option pricing model on the date of grant using the following assumptions: (i) no dividend yield, (ii) average volatility of 72% (iii) weighted average risk-free interest rate of 6.25%, and (iv) expected life of 1 year. The total expense recorded in fiscal 1999 for the granting of warrants was $337,051.

In October 1999, the Company amended its agreement with OWN (See Note 12). As part of that amendment, the Company agreed to lower the exercise price of 888,666 of the 1,000,000 Class A Warrants from $0.56 to $0.15 per share. The repricing of these warrants resulted in variable award accounting under FASB Interpretation No. 44. Because of the decline in the Company's stock price since the date of the original warrant grant, no additional expense was required for the year ended September 30, 2000 under variable award accounting. 958,521 of these warrants were exercised on May 1, 2000 and the remaining 41,479 of the Class A Warrants were cancelled as part of the Company's termination of its management agreement with OWN (see Note 12).

On May 4, 2000, 400,000 warrants at an exercise price of $.125 per share were issued to a third party in connection with the purchase of stock. The issuance of these warrants had no impact on operations or equity.

The outstanding warrants at September 30, 2000 are held by consultants, other service providers and shareholders.


The following is a summary of stock option and warrant activity during fiscal 2000 and 1999:

                                                                     Weighted
                                                      Shares       Average Price
                                                  --------------  --------------

         Outstanding at September 30, 1998               52,000   $        0.80
                  Granted                             2,469,697            0.59
                  Exercised                                   -               -
                  Cancelled                             (10,000)          (0.46)
                                                  --------------  --------------

         Outstanding at September 30, 1999            2,511,697            0.59
                  Granted                             2,008,000            0.23
                  Exercised                            (958,521)          (0.24)
                  Cancelled                             (61,479)          (0.50)
                                                  --------------  --------------

         Outstanding at September 30, 2000            3,499,697   $         .39
                                                  ==============  ==============

         Exercisable at September 30, 2000            3,355,697   $         .38
                                                  ==============  ==============

The following table summarizes information about stock options and warrants outstanding at September 30, 2000:

                                       Outstanding                                 Exercisable
                  ----------------------------------------------------  ----------------------------------
                                        Weighted
                                         Average
                                        Remaining         Weighted                             Weighted
    Range of                           Contractual         Average                             Average
 Exercise Price        Total              Life         Exercise Price         Total        Exercise Price
----------------  ----------------  ----------------  ----------------  ----------------  ----------------

 $0.01 - $0.49          2,517,000       3.1 years     $          0.27         2,373,000   $          0.26
 $0.50 - $1.00            982,697       1.4 years                0.69           982,697              0.69
                  ----------------                    ----------------  ----------------  ----------------
                        3,499,697                     $          0.39         3,355,697   $          0.38
                  ================                    ================  ================  ================


NOTE 11 -COMMITMENTS
--------------------

Leases
------

The Company leases its facilities and equipment under non-cancelable operating leases expiring in October 2004. Rent expense in fiscal 2000 and 1999 was approximately $212,000 and $204,000, respectively, and future commitments are approximately $184,000, $120,000, $68,000, $22,000, and $2,000 in fiscal 2001,
2002, 2003, 2004 and 2005, respectively.

Marketing Agreement
-------------------

On September 22, 2000, Biozhem signed a License and Supply Agreement with Advanced Tissue Sciences, Inc., a Delaware Corporation ("ATS"), which gives Biozhem the exclusive right to market skin care products containing ATS' Nutrient Solutions in the Direct Response market for a period of ten years providing that sales goals are reached. Biozhem will also pay to ATS a royalty and periodic milestone payments that are dependent on achieving certain annual and cumulative sales levels.

NOTE 12 - MANAGEMENT AGREEMENT
------------------------------

The Company entered into a management agreement in 1999. This agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among OWN and the Company. OWN was engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. For its services, OWN was to receive a monthly management fee of 40% of pre-tax net income, 1,000,000 Class A warrants and other contingent warrants (which were never earned). In addition, OWN agreed to loan the Company up to $50,000 to cover operational cash flow needs.

In October 1999, the Company amended the Agreement. As part of the amendment, OWN agreed to increase its loan available to the Company to $100,000 and to purchase 127,844 shares common stock for $66,500. The Company opted thereafter to cancel its debt to OWN rather than collect the $66,500 from OWN (see Note
10). In consideration for these transactions, the Company agreed to lower the exercise price of 888,666 of the Class A Warrants from $0.56 to $0.15 per share (see Note 10).

On May 1, 2000, the Company terminated its Agreement with OWN. In connection with the termination, OWN agreed to exercise 958,521 shares of Class A Warrants for $175,000 in cash and $51,569 in expense reimbursements and cancel the remaining 41,479 warrants. OWN also agreed to acquire co-ownership of the Company's pre-termination customer list for a guaranteed royalty of $40,000, which has been recorded as other income.


On September 22, 2000, the Company entered into a management agreement with Beauty Resource, Inc., a Nevada corporation ("BR"). BR is engaged by the Company to provide and perform for the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. BR personnel currently assigned to manage the day-to-day activities of the Company include individuals designated as the Company's CEO and COO.

BR will supervise the bookkeeping and accounting services for and on behalf of the Company. BR will be responsible for all marketing, distribution activities on behalf of the Company including, but not limited to, determining which products to market, sales prices, target markets and customers, selecting distribution methods and procedures and advertising activities. Additionally, BR will be responsible for all other administrative functions of the Company including, without limitation, hiring and personnel matters, compensation arrangements with employees of the Company, selecting outside advisors and consultants to the Company, choosing vendors and suppliers, selecting and negotiating banking relationships and all other normal and customary activities associated with operating a business. BR is entitled to a reimbursement, which shall be a payment of $15,000 per month. In addition, commencing April 1, 2001 and continuing on the first day of each quarter thereafter during the remaining term of the agreement, the Company shall pay BR a fee in the amount of 0.5% of the sales (net of returns and allowances) of the Company for the preceding quarter.

Upon signing of the agreement, the Company awarded the new CEO options to purchase 100,000 shares of the Company common stock at an exercise price of $0.25 per share, to be exercised on or before September 30, 2003.

In addition, as defined in the agreement, BR is entitled to performance options up to 2,000,000 shares through March 31, 2006 at $0.25 per share based on achieving certain sales targets, 3,000,000 shares through March 31, 2006 at $0.25 per share based on achieving certain pre-tax net income levels, and cash bonuses of up to 5% of pre-tax net income based on achieving certain ratios of pre-tax net income to sales. To date, no such options or cash awards have been earned by BR.


NOTE 13 - SUBSEQUENT EVENTS
---------------------------

Subsequent to September 30, 2000, and pursuant to a private placement memorandum dated September 25, 2000, the Company issued 2,750,000 shares of common stock valued at $0.25 per share to outside investors for a total of $687,500.

Additionally, subsequent to September 30, 2000, the Company received $300,000 in unsecured loans bearing interest at 10% per annum from shareholders and an individual. Principal and interest on these notes are payable on demand.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                                                                        Director
            Name                 Age        Position                    Since
            ----                 ---        ------------------------    -------

         John C. Riemann          60        Chairman                      1991

         Stan R. Wylie            58        Director and Chief            1995
                                            Financial Officer

         Alan Goldsberry          48        Director                      1995

         Marti Wolf               58        President

         Gayle Walker             40+       CEO


JOHN C. RIEMANN has been a director of Biozhem since June of 1991, and was Executive Vice President of Biozhem from October 1991 to May 1994. In December 1995, he was elected Chairman, CEO and President of the Company. Concurrent with the signing of the Management Agreement with OWN on July 14, 1999, Mr. Riemann stepped down as president of the Company, but remained as CEO and Chairman. Concurrent with the signing of the Management Agreement with Beauty Resource on September 22, 2000, Mr. Riemann resigned as CEO. Mr. Riemann is president of JCR Enterprises, Inc., which included two Biogime franchise retail locations from 1987 to 1996.

STAN R. WYLIE has been a director of Biozhem since December 1995. On September 28, 2000, he was named Chief Financial Officer. Since March 1995 he has been a self employed financial consultant. Several related technology companies located in the Houston and Dallas areas employed Mr. Wylie from 1992 to 1995. Mr. Wylie was Chief Financial Officer of the Company from 1986 to 1991 and was formerly a Certified Public Accountant.

ALAN GOLDSBERRY has been a director of Biozhem since December 1995. Mr. Goldsberry is the founder of Allied Waste Industries, Inc. a NASDAQ listed company. After resigning in 1992, Mr. Goldsberry pursued a variety of business ventures and currently advises executive management teams of fast-growth companies. Mr. Goldsberry is president of a recently formed investment company for identifying and acquiring stock in emerging public companies.

MARTI WOLF was elected President of the Company on July 14, 1999. From 1997 to 1999 Ms. Wolf was president of MW Consulting Group, a marketing strategies and development firm. From 1990 to 1997, Ms. Wolf served as senior vice president for Los Angeles-based Kent & Spiegel Direct, a national marketing firm specializing in direct response television.

GAYLE WALKER was elected CEO on September 22, 2000 concurrent with the signing of the Management Agreement with Beauty Resource. Since 1996, Ms. Walker has been President of Beauty Resource, Inc. From 1990 to 1996, Ms. Walker was President of Desert Beauty Cosmetics, a skin care development and marketing company.

Board of Directors Meetings and Compensation
--------------------------------------------

         During the fiscal year ended September 30, 2000, the Board of Directors held 3 meetings. All Board members attended all meetings held, either in person or by telephone.

         The Company recorded directors fees of $3,750 for each director for fiscal year ended September 30, 2000. In lieu of cash payments, each of the directors agreed to an issuance of 15,000 shares of the Company's stock valued at $.25 per share.

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


ITEM 10. EXECUTIVE COMPENSATION

CASH AND CASH EQUIVALENT COMPENSATION

         The following table and notes thereto set forth the aggregate of all cash and cash equivalent compensation paid with respect to each of the three fiscal years ended September 30, 2000 to each of the most highly compensated officers:
                                                             ALL OTHER
                  PRINCIPAL                                  COMPEN-
NAME              POSITION(S)      YEAR   SALARY    BONUS    SATION **
----              -----------      ----   ------    -----    ---------

John C. Riemann   CEO              2000   $ 0       $ 0      $ 3,750

John C. Riemann   President/CEO    1999   $ 79,167  $ 0      $ 2,375

John C. Riemann   President/CEO    1998   $ 100,000 $ 0      $ 5,500

Marti Wolf        President        2000   $ 100,000 $ 0      $ 0

Stan R Wylie      CFO              2000   $ 0       $ 0      $ 3,750


** On September 30, 2000, 15,000 shares of the Company's common stock valued at $.25 per share were committed to be issued in lieu of cash payment for director's fees. On September 30, 1999, 6,419 shares of the Company's common stock valued at $.37 per share were issued in lieu of cash payment for director's fees.

COMPENSATION ARRANGEMENTS

         Mr. Riemann's annual salary as Chairman, CEO and President of the Company was $100,000. Concurrently with the signing of the Management Agreement with OWN, Mr. Riemann stepped down as president in July 1999. Mr. Riemann remained as CEO of the Company at a salary of $0 per year. The Company had no employment agreement with Mr. Riemann. When Mr. Riemann was elected CEO concurrent with the cancellation of the OWN agreement on May 1, 2000, he served at a salary of $0 per year.

         Ms. Wolf's annual salary as President of the Company is $100,000 per year. The Company has an employment contract with Ms. Wolf.

         Biozhem has a group medical plan, which provides medical and hospital benefits and term life insurance to its employees, including its officers. This coverage is provided at no cost to the employee and Biozhem partially pays the dependent coverage.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         PRINCIPAL SHAREHOLDERS

The table set forth below contains certain information, as of September 30, 2000, regarding beneficial ownership of the Common Stock by each person who is known by Biozhem to own beneficially more than 5% of its Common Stock:

                                  NUMBER OF         NUMBER OF       TOTAL NUMBER        PERCENT OF
NAME AND ADDRESS                  SHARES            OTHER SHARES    OF TOTAL SHARES     CLASS
OF BENEFICIAL                     OWNED OF          OWNED           OWNED               BENEFICALLY
OWNER                             RECORD            BENEFICIALLY    BENEFICIALLY (A)    OWNED
-------------------------------   --------------    ------------    ----------------    -----------

One World Integrated
Technologies, Inc.                1,086,365               0             1,086,365           8.4%
12300 Wilshire Blvd., Ste. 200
Los Angeles, CA 90025

John C. Riemann                   1,181,732  (b)          0             1,181,732           9.1%
32238 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Manhattan Financial Group         1,075,000  (c)          0             1,075,000           8.3%
1320 Ocean Dr.
Manhattan Beach, CA 90266

Brian P. Burns                    620,000                 0             620,000             4.8%
100 Bush Street, Ste. 1250
San Francisco, CA 94104

Steven Ricketts                   660,721(d)              0             660,721             5.1%
1972 Green Meadow Lane
Meadow Vista, CA 95722


(a) Unless otherwise indicated, all securities listed in this table are owned beneficially and of record by the persons indicated, who possess sole voting and investment powers as to such securities, subject to community property laws where applicable. The data concerning beneficial ownership is based upon information furnished by the persons named above (unless the person has not responded to requests for information) and contained in the Company's records.
(b) Includes options to acquire 340,000 shares and 15,000 shares committed to be issued for director's fees.
(c)  Includes warrants to acquire 400,000 shares.
(d)  Includes options to acquire 500,000 shares.


                  SECURITY OWNERSHIP OF MANAGEMENT

         The table set forth below contains certain information, as of September 30, 1999, regarding beneficial ownership of equity securities of Biozhem by each of the Directors and Executive Officers and by all of the Directors and Executive Officers as a group:

                                                     NUMBER OF
                                                       SHARES         APPROX.
NAME OF                              TITLE          BENEFICIALLY      PERCENT
BENEFICIAL OWNER                    OF CLASS          OWNED (A)       OF CLASS
----------------                  ----------        -------------    ---------

John C. Riemann, Director           Common          1,181,732 (b)       9.1%
c/o Biozhem Cosmeceuticals Inc.
32238 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Stan R. Wylie, Director/CFO         Common            407,738 (c)       3.2%
15306 Quiet Creek.
Houston, TX  77095

Alan Goldsberry, Director           Common             83,625 (d)        .6%
12407 Brushy Hollow
Austin, TX 78750

Marti Wolf                          Common                  0
c/o Biozhem Cosmeceuticals Inc.
32238 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Gayle Walker                        Common            100,000 (e)        .8%
c/o Biozhem Cosmeceuticals Inc.
32238 Paseo Adelanto, Ste. A
San Juan Capistrano, CA  92675

Directors, and Executive            Common          1,773,095          13.7%
Officers as a Group (3 persons)

(a) Unless otherwise indicated, all securities in the table are owned beneficially and of record by the persons indicated, who possess sole voting and investment powers as to such securities, subject to community property laws where applicable. The data concerning beneficial ownership is based upon information furnished by the persons named above and contained in Biozhem's records.
(b) Includes options to acquire 340,000 shares and 15,000 shares committed to be issued for director's fees. JCR Enterprises, Inc., a company for which Mr. Riemann is president, owns 345,471 shares of the Company's stock. Mr. Riemann disclaims beneficial ownership or control of this stock.
(c) Includes options to acquire 240,000 shares and 15,000 shares committed to be issued for director's fees.
(d) Includes options to acquire 10,000 shares and 15, 000 shares committed to be issued for director's fees.
(e)  Includes options to acquire 100,000 shares.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 2000, there were no transactions or series of transactions with Biozhem in which the amount involved exceeded $60,000, and in which any of directors Riemann, Wylie, and Goldsberry or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type).

         During the fiscal year ended September 30, 1999, the following were the only transactions or series of transactions with Biozhem in which the amount involved exceeded $60,000, and in which any of directors Riemann, Hernand, Wylie, Reyff, and Goldsberry or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type).

         MR. RIEMANN On July 14, 1999, JCR Enterprises, Inc., a company for which Mr. Riemann is president, agreed to cancel $112,844 in debt owed to it by the Company. In consideration, the Company issued 304,930 shares of the Company's common stock to JCR Enterprises, Inc. at a share price of $.37.

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

         10.9 Asset Purchase Agreement between Entourage International, Inc. and Diamond Falcon Corporation dated December 29, 1994. (1)

         10.10   Master Transaction Agreement (1)

         10.11 Agreement and plan of merger with shareholders of Biogime Franchise Services USA, Inc. (1)

         10.12   1998 Stock Option Plan for Biozhem Cosmeceuticals, Inc. (1)

         10.13 Management Agreement between One World Networks Integrated Technologies, Inc. and Biozhem Cosmeceuticals, Inc. dated July 14, 1999

         10.14 Multi-Party Amendment No. 1 to Management Agreement dated July 14, 1999, dated October 13, 1999

         10.15 Termination Agreement dated May 1., 2000 terminating Management Agreement dated July 14, 1999

         10.16 License and Supply Agreement dated September 22, 2000 between Advanced Tissue Sciences, Inc. and Biozhem Cosmeceuticals, Inc.

         10.17 Management Agreement dated September 22, 2000 between Beauty Resource, Inc. and Biozhem Cosmeceuticals, Inc.

         (b)  Reports on Form 8-K

                 8-K filed September 22, 2000, detailing Management Agreement with Beauty Resource, Inc. and License and Supply Agreement with Advanced Tissue Sciences, Inc.

         Subsidiary of Registrant  (1)


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

                                BIOZHEM COSMECEUTICALS, INC.


                                By:    /S/ Gayle Walker
                                     -------------------
                                Gayle Walker, Chief Executive Officer

                                Date: January 10, 2001
                                      -----------------


                                By:    /S/ Stan R. Wylie
                                     -------------------
                                Stan R. Wylie, CFO and Chief Accounting Officer

                                Date: January 10, 2001
                                      -----------------

By:      /S/ John  C. Riemann
         --------------------
         John C. Riemann
         Director
         Date: January 10, 2001
               ----------------

By:      /S/ Alan Goldsberry
         --------------------
         Alan Goldsberry
         Director
         Date: January 10, 2001
               ----------------

By:      /S/ Stan R. Wylie
         --------------------
         Stan R. Wylie
         Director
         Date:  January 10, 2001
               ----------------