Form 10QSB
period 2000-12-31
BIOZHEM COSMECEUTICALS INC
filed 2001-02-20
CIK 774740

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  Form 10 - QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                        Commission file number 1 - 14725

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

         Yes  X                     No
             -----                      ----

         As of February 16, 2001 there were 12,750,959 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                     Index to Condensed Financial Statements
                     ---------------------------------------

                                                                           Page
                                                                           ----

Condensed Balance Sheets
         December 31, 2000 (unaudited) and September 30, 2000               3

Condensed Statements of Operations (unaudited)
         For the Three Months Ended December 31, 2000
         and December 31, 1999                                              4

Condensed Statements of Cash Flows (unaudited)
         For the Three Months Ended December 31, 2000
         and December 31, 1999                                              5

Notes to Condensed Financial Statements (unaudited)                        6-7


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8-9



                           PART II - OTHER INFORMATION


ITEM 1

                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
ASSETS
                                                             Dec 31        Sept 30,
                                                              2000           2000
                                                          ------------   ------------
Current Assets:                                           (unaudited)
Cash                                                      $   474,882    $    61,215
Inventory                                                      33,793         25,641
Other current assets                                           16,829            461
                                                          ------------   ------------
Total current assets                                          525,504         87,317

Property and equipment, net                                    29,316         28,833

Intangible assets, net                                        252,160        263,266
Other assets                                                   14,335         12,256
                                                          ------------   ------------
Total Assets                                              $   821,315    $   391,672
                                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities                      136,451        230,911
Notes payable                                                 424,978        269,512
Current portion of long-term debt                                   -         78,657
                                                          ------------   ------------
                                                              561,429        579,080

Long-term debt, less current portion                                -              -
                                                          ------------   ------------
       Total liabilities                                      561,429        579,080
                                                          ------------   ------------

Stockholders' Equity (Deficit):
Preferred stock, $1.00 par value; 10,000,000 shares
  authorized; no shares issued and outstanding
Common stock, $.001 par value; 100,000,000 shares
  authorized; 12,656,048 and 9,575,048 shares
  issued and  outstanding at December 30, 2000 and
  September 30, 2000, respectively                             12,656          9,575
Common stock subscribed, $.001 par value; 14,911
shares committed as of December 31, 2000 and 95,911
shares committed as of September 30, 2000, respectively            15             96

Additional paid-in capital                                  6,855,172      6,070,672
Accumulated deficit                                        (6,607,957)    (6,267,751)
                                                          ------------   ------------

Total stockholders' equity (deficit)                          259,886       (187,408)
                                                          ------------   ------------

Total Liabilities and Stockholders' Equity                $   821,315    $   391,672
                                                          ============   ============

The accompanying notes are an integral part of the financial statements.

                                      -3-

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Three            Three
                                                          Months           Months
                                                          Ended            Ended
                                                          Dec.31,          Dec.31,
                                                           2000             1999
                                                       -------------   -------------
                                                        (unaudited)      (unaudited)
Net Sales                                              $    186,521    $    217,268
Cost of Sales                                                30,942          50,939
                                                       -------------   -------------

                 Gross margin                               155,579         166,329
                                                       -------------   -------------

Expenses:
  Selling, general and administrative                       474,673         313,534
  Advertising                                                11,570          14,394
  Depreciation and amortization                              14,880          19,628
                                                       -------------   -------------
                      Total expenses                        501,123         347,556
                                                       -------------   -------------

                      Operating loss                       (345,544)       (181,227)

Interest expense                                             (1,323)         (1,172)

Other income                                                  6,661           1,700
                                                       -------------   -------------

                      Net loss                             (340,206)       (180,699)
                                                       =============   =============


Net loss per common share                              $       (.03)   $       (.03)
                                                       =============   =============

Weighted average number of common shares outstanding     11,878,200       6,023,300
                                                       =============   =============

The accompanying notes are an integral part of the condensed financial statements.


                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                         Three          Three
                                                         Months         Months
                                                         Ended          Ended
                                                         Dec 31,        Dec 31,
                                                          2000           1999
                                                       ----------     ----------
                                                       (unaudited)   (unaudited)

Net cash (used in) operating activities                $(446,386)     $(175,111)


Net cash (used in) investing activities                   (4,256)             -


Net cash provided by financing activities                864,309        219,528
                                                       ----------     ----------



Net increase in cash                                     413,667         44,417

Cash at beginning of period                               61,215              -
                                                       ----------     ----------

Cash at end of period                                  $ 474,882      $  44,417
                                                       ==========     ==========




The accompanying notes are an integral part of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1- INTERIM FINANCIAL STATEMENTS.
-------------------------------------

The accompanying condensed financial statements have been prepared in accordance with instructions to quarterly reports on form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2000 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for periods ended December 31, 2000 are not necessarily indicative of operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK
---------------------------------

During the three-month period ended December 31, 2000, the Company issued 81,000 shares of stock to third parties for transactions that were recorded in the Company's September 30, 2000 financial statements. The value of such shares was recorded previously as shares subscribed; therefore the issuance had no net impact on operations or equity.

Pursuant to a private placement memorandum dated September 25, 2000, the Company issued 2,850,000 shares of common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $712,500 during the three-month period ended December 31, 2000.

During the three-month period ended December 31, 2000, and pursuant to a S-8 Registration Statement dated October 24, 2000, the Company issued 150,000 shares of common stock valued at $0.50 per share to outside consultants for services to the Company totaling $75,000.

NOTE 3 - NOTES PAYABLE
----------------------

On October 16, 2000, the Company entered into a $100,000 note payable, bearing interest at 10%, to a shareholder with existing notes payable of $251,259. On December 5, 2000, the Company paid one existing note for $100,000, reducing the principal amount due this shareholder to $251,259.

During the three-month period ended December 31, 2000 the Company entered into notes payable with three additional entities for a total of $292,500. The Company completely repaid one holder for $92,500 and partially repaid one holder $50,000 prior to the end of the quarter on December 31, 2000.

During the three-month period ended December 31, 2000 the Company repaid the note to JCR Enterprises for $13,137 plus accrued interest, repaid the note to a former franchisee for $55,358 plus accrued interest and repaid a note to another former franchisee for $5,900 plus accrued interest.

Other notes payable are made up of various amounts totaling $23,719.

NOTE 4 - LOSS PER SHARE
-----------------------

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase shares of common stock were excluded from the computation of the diluted loss per share, as they would have been anti-dilutive.

NOTE 5 - GOING CONCERN
----------------------

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and limited operating revenues for the three-month period ended December 31, 2000 and negative working capital as of December 31, 2000. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity and to achieve its 2001 operating plan, which contemplates significantly improved operating results and cash flow. There can be no assurances that the Company will be successful in these regards.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 6 - SEGMENT REPORTING
--------------------------

The Company is currently operating under one business segment. Thus, no reporting is required.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

In January the Company issued 80,000 shares of common stock to several individuals in lieu of cash for consulting fees totaling $20,000.

NOTE 8 - MANAGEMENT AGREEMENT
-----------------------------

On September 22, 2000, the Company entered into a Management Agreement ("Agreement") with Beauty Resource, Inc. ("B.R."). The Company engaged B.R. to provide and perform all management services reasonably necessary for the proper operation of the Business during the five-year term of the Agreement. The Company will pay or grant to B.R., as compensation for the services it provides to the Company pursuant to the Agreement, a Management Fee and other consideration based upon attaining certain profit levels. For the three-month period ended December 31, 2000, the Company recorded $45,000 as compensation for services.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following: lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing, and the need for a new infomercial. Cash at December 31, 2000 was $474,882. This $413,667 increase over the September 30, 2000 balance of $61,215 came from funds raised by private placement of stock. However, current liabilities did exceed current assets by $35,925 at December 31, 2000.

At December 31, 2000 the Company's ending inventory balance increased by $8,152 over the balance as of September 30, 2000, due primarily to the addition of a new retail color line in the Company's existing kiosk location and adjusted inventory levels at the warehouse.

Accounts payable and accrued liabilities have decreased from $230,911 as of September 30, 2000 to $136,451 as of December 31, 2000. The Company aggressively addressed past due payables both by paying and negotiating settlement amounts.

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

GOING CONCERN
-------------

The Company's independent certified public accountants have stated in their report included in the Company's 2000 Form 10-KSB, that the Company has recurring losses, has a working capital deficit and is in default of certain notes payable. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


             RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2000
             -------------------------------------------------------
                  COMPARED WITH QUARTER ENDED DECEMBER 31, 1999
                  ---------------------------------------------


Net sales for the quarter ended December 31, 2000 were $186,521 compared with net sales of $217,268 for the quarter December 31, 1999. The decrease in net sales was primarily due to lower than expected sales in the month of October and the reduction in retail stores to five for the three-month period ended December 31, 2000 compared to six stores for the three-month period ended December 31, 1999.

Gross margin was 83.4% for the quarter ended December 31, 2000 and 76.6% for the quarter ended December 31, 1999. This increase was due to fewer discounts and sales promotions in the quarter ended December 31, 2000.

Selling, general and administrative expenses increased approximately $161,319 for the quarter ended December 31, 2000 compared with the quarter ended December 31, 1999 due primarily to expenses incurred for outside consultants and product development.

As result of the above, the net loss for the quarter ended December 31, 2000 was $340,206 ($.03 per share), compared with a net loss of $180,699 ($.03 per share) for the quarter ended December 31, 1999.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 2000.

Item 2.           Changes in Securities
                  ---------------------

During the three month period ended December 31, 2000 the Company issued 81,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of stock to third parties for transactions that were recorded in the Company's December 31, 2000 financial statements. The value of such shares was recorded previously as shares subscribed; therefore, the issuance had no net impact on operations or equity. Additionally, pursuant to a private placement memorandum dated September 25, 2000, the Company issued 2,850,000 shares of "restricted' common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $712,500.

These shares were committed upon reliance on the exemption from the registration requirements of the Securities Act of 1933, ("The Act"), as amended and such securities laws pursuant to the Section 4 (2) of The Act.

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



                                                 BIOZHEM COSMECEUTICALS, INC.
                                                 -------------------------------
                                                         (registrant)


Date: February 19, 2001                          By: /s/ Gayle Walker
                                                     ---------------------------

                                                 Gayle Walker
                                                 Chief Executive Officer
                                                 (Responsible Financial Officer)

                                                 By: /s/ Stan R. Wylie
                                                     ---------------------------
                                                     Stan R Wylie
                                                     Chief Financial Officer