Form 10QSB
period 2001-03-31
BIOZHEM COSMECEUTICALS INC
filed 2001-05-14
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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

         Yes  [X]                  No [ ]

         As of April 30, 2000, there were 14,090,829 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION


Item 1.           Financial Statements


                     Index to Condensed Financial Statements
                     ---------------------------------------


                                                                            Page
                                                                            ----
Condensed Balance Sheets
         March 31, 2001(unaudited) and September 30, 2000                   3


Condensed Statements of Operations (unaudited)
         For the Three Months Ended March 31, 2001
         and March 31, 2000                                                 4


Condensed Statements of Operations (unaudited)
         For the Six Months Ended March 31, 2001
         and March 31, 2000                                                 5

Condensed Statements of Cash Flows (unaudited)
         For the Six Months Ended March 31, 2001
         and March 31, 2000                                                 6


Notes to Condensed Financial Statements (unaudited)                         7-9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                9-10


PART II - OTHER INFORMATION


                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                          March 31       September 30
                                                            2001             2000
                                                        ------------      ------------
Current Assets:                                         (unaudited)
Cash                                                    $    59,957       $    61,215
Inventory                                                    42,444            25,641
Other current assets                                          5,854               461
                                                        ------------      ------------
Total current assets                                        108,255            87,317

Property and equipment, net                                  29,384            28,833

Intangible assets, net                                      242,555           263,266
Other assets                                                 28,128            12,256
                                                        ------------      ------------
Total Assets                                            $   408,322       $   391,672
                                                        ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities                $   102,585       $   230,911
Notes payable                                               327,825           269,512
Current portion of long-term debt                                 -            78,657
                                                        ------------      ------------
         Total current liabilities                          430,410           579,080

Long-term debt, less current portion                              -                 -
                                                        ------------      ------------
         Total liabilities                                  430,410           579,080
                                                        ------------      ------------

Stockholders' Equity (Deficit)
Preferred stock, $1.00 par value; 10,000,000 shares
   authorized; no shares issued and outstanding                   -                 -
Common stock, $.001 par value; 100,000,000 shares
   authorized;  13,400,918 and 9,575,048 shares
   issued and outstanding at March 31, 2000 and
   September 30, 2000, respectively                          13,401             9,575
Common stock subscribed, $.001 par value;
   14,911 shares committed as of March 31, 2001
   and 95,911 shares committed as of
   September 30, 2000                                            15                96

Additional paid-in capital                                7,007,835         6,070,672
Accumulated deficit                                      (7,043,339)       (6,267,751)
                                                        ------------      ------------
Total stockholders' equity (deficit)                        (22,088)         (187,408)
                                                        ------------      ------------

Total Liabilities and Stockholders' Equity              $   408,322       $   391,672
                                                        ============      ============

               The accompanying notes are an integral part of the
                         condensed financial statements


                          BIOZHEM COSMECEUITCALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                             Three              Three
                                                             Months             Months
                                                             Ended              Ended
                                                            March 31           March 31
                                                              2001               2000
                                                          -------------      -------------
                                                           (unaudited)        (unaudited)
Net Sales                                                 $    181,177       $    216,964
Cost of Sales                                                   70,063             39,033
                                                          -------------      -------------

         Gross margin                                          111,114            177,931
                                                          -------------      -------------

Expenses:
  Selling, general and administrative                          505,419            319,788
  Advertising                                                    1,936              8,188
  Depreciation and amortization                                 14,169             17,545
                                                          -------------      -------------
             Total expenses                                    521,524            345,521
                                                          -------------      -------------

             Operating loss                                   (410,410)          (167,590)

Interest expense                                               (28,024)            (6,250)

Other income                                                     3,053                  -
                                                          -------------      -------------

             Net loss                                     $   (435,381)      $   (173,840)
                                                          =============      =============

Net income (loss) per common share                        $      (0.03)      $      (0.02)
                                                          =============      =============

Weighted average number of common shares outstanding        13,255,362          7,777,731
                                                          =============      =============

               The accompanying notes are an integral part of the
                        condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                     Six                Six
                                                    Months            Months
                                                     Ended             Ended
                                                     March             March
                                                     2001              2000
                                                -------------      -------------
                                                 (unaudited)        (unaudited)

Net Sales                                       $    367,698       $    442,425
Cost of Sales                                         96,889             77,859
                                                -------------      -------------

        Gross margin                                 270,809            364,566

Expenses:
  Selling, general & administrative                  984,208            642,795
  Advertising                                         13,506             33,215
  Depreciation and amortization                       29,049             37,172
                                                -------------      -------------
           Total expenses                          1,026,763            713,182
                                                -------------      -------------
           Operating loss                           (755,954)          (348,616)

Interest expense                                     (29,347)            (7,422)

Other income                                           9,714              1,700
                                                -------------      -------------

Net loss                                        $   (775,587)      $   (354,338)
                                                =============      =============


Net loss per common share                       $      (0.06)      $      (0.05)
                                                =============      =============

Weighted average number of common shares
outstanding                                       12,559,214          7,697,467
                                                =============      =============

               The accompanying notes are an integral part of the
                        condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                        Six               Six
                                                       Months           Months
                                                        Ended            Ended
                                                      March 31         March 31
                                                        2001             2000
                                                     ----------       ----------
                                                    (unaudited)      (unaudited)

Net cash (used in) operating activities              $(902,285)       $(242,514)

Net cash (used in) investing activities                (19,536)               -

Net cash provided by financing activities              920,563          250,610
                                                     ----------       ----------


Net (decrease) increase in cash                         (1,258)           8,096

Cash at beginning of period                             61,215                -
                                                     ----------       ----------


Cash at end of period                                $  59,957        $   8,096
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

                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS.
--------------------------------------

The accompanying condensed financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2001 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK
---------------------------------

During the six-month period ended March 31, 2001, the Company issued 81,000 shares of stock to third parties for transactions that were recorded in the Company's September 30, 2000 financial statements. The value of such shares was recorded previously as shares subscribed; therefore the issuance had no net impact on operations or equity.

Pursuant to a private placement memorandum dated September 25, 2000, the Company issued 3,438,000 shares of common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $859,500 during the six-month period ended March 31, 2001.

During the six-month period ended March 31, 2001, the Company issued a total of 306,870 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of common stock for services to the Company. Pursuant to a S-8 Registration Statement dated October 24, 2000, the Company issued 150,000 shares of common stock valued at $0.50 per share to outside consultants for services to the Company totaling $75,000. Pursuant to a S-8 Registration Statement dated January 6, 2001, the Company issued 76,870 shares of common stock valued at $0.50 per share to outside consultants for acquiring equity funds for the Company. In January 2001, pursuant to an agreement, the Company issued 80,000 restricted shares of common stock valued at $0.25 per shares to outside consultants for acquiring equity funds for the Company.

NOTE 3 - STOCK OPTIONS AND WARRANTS
-----------------------------------

In January 2001, the Company issued 25,000 warrants with an exercise price of $0.25 per share to an unrelated third party for interest on a note payable. The estimated fair value of the non-employee warrants granted (under SFAS No. 123) totaled approximately $10,000 and has been expensed during the period.

During the six-month period ended March 31, 2001, there was no other stock option or warrant activity.

NOTE 4 - NOTES PAYABLE
----------------------

On October 16, 2000, the Company entered into a $100,000 note payable, bearing interest at 10%, to a shareholder with existing notes payable of $251,529. At March 31, 2001, the balance due on these notes was $257,775 with accrued interest.

During the three-month period ended December 31, 2000 the Company entered into notes payable with three additional entities for a total of $292,500. At March 31, 2001, the balance due on these notes was $51,243 with accrued interest.

Other notes payable are made up of various amounts to unrelated parties totaling $18,807.

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

NOTE 6 - GOING CONCERN
----------------------

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and limited operating revenues for the six-month period ended March 31, 2001 and negative working capital at March 31, 2001. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity and to achieve its 2001 operating plan, which contemplates significantly improved operating results and cash flow. There can be no assurances that the Company will be successful in these regards.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 7 - SEGMENT REPORTING
--------------------------

The Company is currently operating under one business segment. Thus, no reporting is required.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

In April, 2001, pursuant to a S-8 Registration Statement dated March 26, 2001, the Company issued 25,000 shares of common stock valued at $0.50 to outside consultants for services to the Company totaling $12,500. In April, 2001, the Company issued 675,000 shares of common stock for cash totaling $162,500. In May, the Company issued an additional 420,000 shares of common stock for cash totaling $105,000.

NOTE 9 - MANAGEMENT AGREEMENT
-----------------------------

On September 22, 2000, the Company entered into a Management Agreement ("Agreement") with Beauty Resource, Inc. ("B.R."). The Company engaged B.R. to provide and perform all management services reasonably necessary for the proper operation of the Business during the five-year term of the Agreement. The Company will pay or grant to B.R., as compensation for the services it provides to the Company pursuant to the Agreement, a Management Fee and other consideration based upon attaining certain profit levels. For the six-month period ended March 31, 2001, the Company recorded $85,000 as compensation for services.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following: lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing, and the need for a new infomercial. Cash at March 31, 2001, was $59,957 compared to $61,215 as of September 30, 2000. Also, current liabilities exceeded current assets by $322,155 at March 31, 2001.

At March 31, 2001, the Company's ending inventory balance increased by $16,803 over the balance as of September 30, 2000, due primarily to the addition of a new retail color line in the Company's existing kiosk location and increased inventory levels at the warehouse.

Accounts payable and accrued liabilities have decreased from $230,911 as of September 30, 2000 to $102,585 as of March 31, 2001. The Company aggressively addressed past due payables.

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


              RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2001
              ----------------------------------------------------
                   COMPARED WITH QUARTER ENDED MARCH 31, 2000
                   ------------------------------------------

Net sales for the quarter ended March 31, 2001 were $181,177 compared with net sales of $216,964 for the quarter ended March 31, 2000. The decrease in net sales was primarily due to the delayed launch of year 2000/2001 promotional programs.

Gross margin was 61% for the quarter ended March 31, 2001 and 82% for the quarter ended March 31, 2000. The decrease was primarily due a one time inventory write down adjustment of approximately $18,000.

Selling, general and administrative expenses increased approximately $186,000 for the quarter ended March 31, 2001 compared with the quarter ended March 31, 2000 due primarily to approximately $25,000 in additional expenses for outside accounting services, $22,000 in contract labor, $20,000 in consulting fees, $61,000 in product development expenses and $40,000 in management fees.

Interest expense of $28,024, for the three month period ended March 31, 2001, was $21,774 higher than interest expense of $6,250 for the three month period ended March 31, 2000, due primarily to the non-cash interest of approximately $10,000 in connection with the issuance of warrants issued with notes payable as well as the increase in outstanding debt from the prior period.

The Company decreased its advertising expenditures during the quarter ended March 31, 2001 to approximately $2,000 from approximately $8,200 in the quarter ending March 31, 2000.

As a result of the above, the net loss for the quarter ended March 31, 2001 was $435,381 ($0.03 per share), compared with a net loss of $173,840 ($0.02 per share) for the quarter ended March 31, 2000.

             RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2001
             -------------------------------------------------------
                  COMPARED WITH SIX MONTHS ENDED MARCH 31, 2000
                  ---------------------------------------------

Net sales for the six-month period ended March 31, 2001 were $367,698 compared with net sales of $442,425 for the period ended March 31, 2000. The decrease in net sales was primarily due to the delayed launch of year 2000/2001 promotional programs and the need for a new "infomercial".

Gross margin decreased for the six-month period ended March 31, 2001 to 74% compared to 82% for the six-month period ended March 31, 2000 due primarily to a one time inventory write down adjustment of approximately $18,000.

Selling, general and administrative expenses increased approximately $341,000 for the six-month period ended March 31, 2001 compared with the six months ended March 31, 2000 due primarily to the following. Outside accounting services increased approximately $25,000, consulting and professional services increased approximately $142,000, contact labor increased approximately $25,000, product development expenses increased approximately $61,000 and management fees increased approximately $85,000.

The Company decreased its advertising expenditures during the six months ended March 31, 2001 compared with the six months ended March 31, 2000 from approximately $33,200 to approximately $13,500 primarily due to the delayed launch of year 2000/2001 promotional program.

Interest expense of $29,347, for the six month period ended March 31, 2001, was $21,925 higher than interest expense of $7,422 for the six month period ended March 31, 2000, due primarily to the non-cash interest of approximately $10,000 in connection with the issuance of warrants issued with notes payable as well as the increase in outstanding debt from the prior period.

As a result of the above, the net loss for the six-month period ended March 31, 2001 was $775,587 ($0.06 per share) compared with a net loss of $354,338 ($0.05 per share) for the six-month period ended March 31, 2000.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-------           -----------------

There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 2000.

Item 2.           Changes in Securities
-------           ---------------------

During the six-month period ended March 31, 2001, the Company issued 81,000"restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of stock to third parties for transactions that were recorded in the Company's September 30, 2000 financial statements. The value of such shares was recorded previously as shares subscribed; therefore the issuance had no net impact on operations or equity.

Pursuant to a private placement memorandum dated September 25, 2000, the Company issued 3,438,000 shares of "restricted" common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $859,500 during the six-month period ended March 31, 2001.

During the six-month period ended March 31, 2001, the Company issued a total of 306,870 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of common stock for services to the Company. Pursuant to a S-8 Registration Statement dated October 24, 2000, the Company issued 150,000 shares of common stock valued at $0.50 per share to outside consultants for services to the Company totaling $75,000. Pursuant to a S-8 Registration Statement dated January 6, 2001, the Company issued 76,870 shares of common stock to outside consultants for acquiring equity funds for the Company. In January 2001, pursuant to an agreement, the Company issued 80,000 restricted shares of common stock to outside consultants for acquiring equity funds for the Company.

Item 3.           Defaults Upon Senior Securities
-------           -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

                  None.

Item 5.           Other Information
-------           -----------------

                  None.

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

                  a)       Exhibits
                  --       --------

                           None

                  b)       Reports on Form 8-K
                  --       -------------------

                           None

SIGNATURES
----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                BIOZHEM COSMECEUTICALS, INC..
                                                (registrant)




Date:  May 14, 2001                              By: /s/ Gayle Walker
                                                   ------------------------
                                                Gayle Walker
                                                Chief Executive Officer
                                                (Responsible Financial Officer)