Form 10QSB
period 2001-06-30
BIOZHEM COSMECEUTICALS INC
filed 2001-08-13
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10 - QSB

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


32238 Paseo Adelanto, Suite A
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

         As of July 31, 2001, there were 22,108,241 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements

                     Index to Condensed Financial Statements
                     ---------------------------------------

                                                                     Page
                                                                     ----

Condensed Balance Sheets
         June 30, 2001 (unaudited) and September 30, 2000              3

Condensed Statements of Operations (unaudited)
         For the Three Months Ended June 30, 2001
         and June 30, 2000                                             4

Condensed Statements of Operations (unaudited)
         For the Nine Months Ended June 30, 2001
         and June 30, 2000                                             5

Condensed Statements of Cash Flows (unaudited)
         For the Nine Months Ended June 30, 2001
         and June 30, 2000                                             6

Notes to Condensed Financial Statements (unaudited)                    7 - 9


Item 2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9-11



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             11

Item 2.  Changes in Securities                                         11-12

Item 3.  Defaults Upon Senior Securities                               12

Item 4.  Submissions of Matters to a Vote of Security Holders          12

Item 5.  Other Information                                             12

Item 6.  Exhibits and Reports on Form 8-K                              12

ITEM 1

                          BIOZHEM COSMECEUTICALS, INC.
                            CONDENSED BALANCE SHEETS

ASSETS
                                                                    June 30,       Sept 30,
                                                                      2001           2000
                                                                  ------------   ------------
Current Assets:                                                   (unaudited)
Cash                                                              $ 1,040,207    $    61,215
Inventory                                                              85,201         25,641
Other current assets                                                    6,072            461
                                                                  ------------   ------------
Total current assets                                                1,131,480         87,317

Property and equipment, net                                            31,184         28,833

Intangible assets, net                                                229,948        263,266
Other assets                                                          100,543         12,256
                                                                  ------------   ------------
Total Assets                                                      $ 1,493,155    $   391,672
                                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities                          $   101,194    $   230,911
Notes payable                                                          10,161        269,512
Current portion of long-term debt                                           -         78,657
                                                                  ------------   ------------
                                                                      111,355        579,080
                                                                  ------------   ------------


Stockholders' Equity (Deficit):
Preferred stock, $1.00 par value; 10,000,000 shares
  authorized; no shares issued and outstanding                              -              -
Common stock, $.001 par value; 100,000,000 shares
  authorized; 15,513,329 and 9,575,048 shares
  issued and  outstanding at June 30, 2001 and
  September 30, 2000, respectively                                     15,514          9,575
Common stock subscribed, $.001 par value;
  5,874,912 shares committed as of June 30, 2001 and
  95,911 shares committed as of September 30, 2000                      5,875             96
Additional paid-in capital                                          8,760,222      6,070,672
Accumulated deficit                                                (7,399,811)    (6,267,751)
                                                                  ------------   ------------

Total stockholders' equity (deficit)                                1,381,800       (187,408)
                                                                  ------------   ------------

Total Liabilities and Stockholders' Equity                        $ 1,493,155    $   391,672
                                                                  ============   ============

The accompanying notes are an integral part of the financial statements


                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                           Three           Three
                                                           Months          Months
                                                           Ended           Ended
                                                          June 30,        June 30,
                                                           2001            2000
                                                       -------------   -------------
                                                        (unaudited)     (unaudited)
Net Sales                                              $    148,002    $    140,519
Cost of Sales                                                 3,785          26,565
                                                       -------------   -------------

                 Gross Margin                               144,217         113,954
                                                       -------------   -------------

Expenses:
Selling, general and administrative                         330,023         240,717
Advertising                                                   8,083          (8,921)
Depreciation and amortization                                14,422          20,049
                                                       -------------   -------------
                      Total expenses                        352,528         251,845
                                                       -------------   -------------

                      Operating income (loss)              (208,311)       (137,891)

Interest expense                                           (155,998)         (5,956)

Other income                                                  7,836          42,521
                                                       -------------   -------------

                      Net (loss)                           (356,473)       (101,326)
                                                       =============   =============


Net (loss) per common share                            $      (0.02)   $      (0.01)
                                                       =============   =============

Weighted average number of common shares outstanding     14,332,806       8,154,436
                                                       =============   =============

The accompanying notes are an integral part of the condensed financial statements.



                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                                           Nine            Nine
                                                           Months         Months
                                                           Ended          Ended
                                                          June 30,       June 30,
                                                           2001            2000
                                                       -------------   -------------
                                                        (unaudited)     (unaudited)

Net Sales                                              $    515,701    $    582,944
Cost of Sales                                               100,674         104,424
                                                       -------------   -------------

                  Gross margin                              415,027         478,520
                                                       -------------   -------------

Expenses
Selling, general and administrative                       1,314,231         883,512
Advertising                                                  21,590          24,294
Depreciation and amortization                                43,471          57,221
                                                       -------------   -------------
                     Total expenses                       1,379,292         965,027
                                                       -------------   -------------
                     Operating income (loss)               (964,265)       (486,507)

Interest expense                                           (185,345)        (13,378)

Other income                                                 17,550          44,221
                                                       -------------   -------------

Net income (loss)                                      $ (1,132,060)   $   (455,664)
                                                       =============   =============

Net income (loss) per common share                     $      (0.09)   $      (0.06)
                                                       =============   =============

Weighted average number of common shares outstanding     13,150,412       8,175,496
                                                       =============   =============


The accompanying notes are an integral part of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine             Nine
                                                      Months           Months
                                                       Ended           Ended
                                                      June 30,        June 30,
                                                       2001             2000
                                                   ------------     ------------
                                                    (unaudited)      (unaudited)

Net cash (used in) operating activities            $(1,211,113)     $  (398,085)


Net cash (used in) investing activities                (23,155)               -


Net cash provided by financing activities            2,213,260          439,332
                                                   ------------     ------------



Net increase in cash                                   978,992           41,247

Cash at beginning of period                             61,215                -
                                                   ------------     ------------

Cash at end of period                              $ 1,040,207      $    41,247
                                                   ============     ============



The accompanying notes are an integral part of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1- INTERIM FINANCIAL STATEMENTS.
-------------------------------------

The accompanying condensed financial statements have been prepared in accordance with instructions to quarterly reports on form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2001 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for periods ended June 30, 2001 are not necessarily indicative of operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK
---------------------------------

During the nine-month period ended June 30, 2001, the Company issued 95,911 shares of stock to third parties for transactions that were recorded in the Company's September 30, 2000 financial statements. The value of such shares was recorded previously as shares subscribed; therefore the issuance had no net impact on operations or equity.

Pursuant to private placement memorandums, the Company issued 5,667,370 shares (including 159,370 shares issued to finders) and committed to issue an additional 4,623,000 shares (including 30,000 shares committed to finders) for proceeds to the Company of $2,294,350 (net of issuance costs of $230,900) during the nine-month period ended June 30, 2001.

During the nine-month period ended June 30, 2001, the Company issued 175,000 shares of common stock for services to the Company, valued at $93,940.

During the nine-month period ended June 30, 2001, the Company defaulted on $150,000 of notes and accrued interest payable. According to the note agreement, the holder of the note had the right upon default to convert all unpaid principal and accrued interest into common stock of the Company at a conversion price of $0.125 per share. Further, upon conversion, the note holder would also be granted warrants to purchase additional shares (equal to the number of shares converted) at an exercise price of $0.25 per share for a period of three years. Pursuant to APB 14, EITF 98-5 and EITF 00-27, the Company has recorded the value of the beneficial conversion feature and the related warrants when the conversion feature was no longer contingent on a future event. The combined value of the beneficial conversion feature and the related warrants was $150,000 which was recorded to additional paid in capital and interest expense as the related debt was already in default. As of June 30, 2001, the note holder has requested conversion of the note. As a result, the Company has committed to issue 1,200,000 shares of common stock at $0.125 per share and warrants to acquire an additional 1,200,000 shares of common stock at $0.25 per share (see Note4).

In addition, during the nine-month period ended June 30, 2001, the Company committed to convert another note payable totaling $12,978 to common stock at $0.25 per share for total shares of 51,912. There was no beneficial conversion associated with this note payable.

NOTE 3 - OTHER ASSETS
---------------------

Other assets of $100,543 primarily consist of deposits made for a new infomercial production that has not been released as of June 30, 2001.

NOTE 4 - STOCK OPTIONS AND WARRANTS
-----------------------------------

In January 2001, the Company issued 25,000 warrants with an exercise price of $0.25 per share to an unrelated third party for interest on a note payable. The estimated fair value of the non-employee warrants granted (under SFAS No. 123) totaled approximately $10,000 and has been expensed during the period.

In June 2001, the Company issued 1,200,000 warrants with an exercise price of $0.25 per share to an unrelated third party in connection with the conversion of the related note payable (see Note2).

During the nine-month period ended June 30, 2001, there was no other stock option or warrant activity.

NOTE 5 - NOTES PAYABLE
----------------------

During the nine-month period ended June 30, 2001, the Company entered into new short-term borrowings with related parties with interest at 10%, due on demand totaling $392,500. All of the borrowings, plus existing borrowings and related accrued interest of approximately $30,000, (totaling approximately $598,000) was repaid during this period. In addition, $162,978 of borrowings were converted during the period. As a result, ending notes payable consists of $10,161 note payable bearing interest at 8%.

NOTE 6 - LOSS PER SHARE
-----------------------

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase shares of common stock were excluded from the computation of the diluted loss per share, as they would have been anti-dilutive.

NOTE 7 - GOING CONCERN
----------------------

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and limited operating revenues for the nine-month period ended June 30, 2001 but does have a positive working capital as of June 30, 2001. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity and to achieve its 2001 operating plan, which contemplates significantly improved operating results and cash flow. There can be no assurances that the Company will be successful in these regards.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 8 - SEGMENT REPORTING
--------------------------

The Company is currently operating under one business segment. Thus, no segment reporting is required.

NOTE 9 - MANAGEMENT AGREEMENT
-----------------------------

On September 22, 2000, the Company entered into a Management Agreement ("Agreement") with Beauty Resource, Inc. ("B.R."). The Company engaged B.R. to provide and perform all management services reasonably necessary for the proper operation of the Business during the five-year term of the Agreement. The Company will pay or grant to B.R., as compensation for the services it provides to the Company pursuant to the Agreement, a Management Fee and other consideration based upon attaining certain profit levels. On May 24, 2001, the Board of Directors determined that it was necessary to assume all functions and duties of B.R. as set forth in the Agreement. For the nine-month period ended June 30, 2001, the Company recorded $105,000 as compensation for services.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

In July, 2001, the Company issued 720,000 shares of common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $180,000.





ITEM 2                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Forward-looking statements in this report, including without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of the Company; (ii) the Company's plans and results of operations will be affected by the Company's ability to manage its growth and inventory; (iii) the Company's business is highly competitive and the entrance of new competitors into or the expansion of the operations of existing competitors in the Company's markets and other operations in the retail climate could adversely affect the Company's plans and results of operations; and (iv) other risks and uncertainties from time to time as disclosed in the Company's filings with the Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following: lack of growth in direct sales, lower than anticipated retail sales and profitability due to limited marketing, and the need for a new infomercial. However with the new infomercial currently under production and with additional equity funding the Company has a positive working capital. Current assets exceeded current liabilities by $1,020,125 at June 30, 2001.

At June 30, 2001, the Company's ending inventory balance increased by $59,560 over the balance as of September 30, 2000, due primarily to the addition of a new retail color line in the Company's existing kiosk location and increased inventory levels at the warehouse.

Accounts payable and accrued liabilities have decreased from $230,911 as of September 30, 2000 to $101,194 as of June 30, 2001. The Company aggressively addressed past due payables.

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




               RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2001
               ---------------------------------------------------
                    COMPARED WITH QUARTER ENDED JUNE 30, 2000
                    -----------------------------------------


Net sales for the quarter ended June 30, 2001 were $148,002 compared with net sales of $140,519 for the quarter ended June 30, 2000. The increase in net sales was primarily due to increased emphasis on the retail locations.

Gross margin was 97% for the quarter ended June 30, 2001 and 81% for the quarter ended June 30, 2000. In June 2001, an inventory adjustment of $24,810 was made due to under stating the inventory costs on prior inventory sheets.

Selling, general and administrative expenses increased approximately $90,000 for the quarter ended June 30, 2001 compared with the quarter ended June 30, 2000 due primarily to approximately $26,000 in additional expenses for outside accounting services, $37,000 in contract labor, $10,000 in product development expenses and $20,000 in management fees.

Interest expense of $155,998, for the three-month period ended June 30, 2001, was $150,042 higher than interest expense of $5,956 for the three-month period ended June 30, 2000, due primarily to the non-cash interest of approximately $150,000 in connection with the conversion of a note payable to common stock and the issuance of warrants issued with notes payable.

As a result of the above, the net loss for the quarter ended June 30, 2001 was $356,473 ($0.02 per share), compared with a net loss of $101,326 ($0.01 per share) for the quarter ended June 30, 2000.

             RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2001
             -------------------------------------------------------
                  COMPARED WITH NINE MONTHS ENDED JUNE 30, 2000
                  ---------------------------------------------

Net sales for the nine-month period ended June 30, 2001 were $515,701 compared with net sales of $582,944 for the period ended June 30, 2000. The decrease in net sales was primarily due to the delayed launch of year 2000/2001 promotional program and the need for a new "infomercial." to revive the marketability of the product.

Gross margin remained relatively constant at 80% for the nine-month period ended June 30, 2001 and 82% for the nine-month period ended June 30, 2000.

Selling, general and administrative expenses increased approximately $431,000 for the nine-month period ended June 30, 2001 compared with the nine months ended June 30, 2000 due primarily to the following. Outside accounting services increased approximately $25,000, consulting and professional services increased approximately $197,000, contact labor increased approximately $25,000, product development expenses increased approximately $71,000 and management fees increased approximately $105,000.

The Company decreased its advertising expenditures during the nine months ended June 30, 2001 compared with the nine months ended June 30, 2000 from approximately $24,300 to approximately $21,600.

Interest expense of $185,345, for the nine-month period ended June 30, 2001, was $171,967 higher than interest expense of $13,378 for the nine-month period ended June 30, 2000, due primarily to the non-cash interest of approximately $150,000 in connection with the conversion of note payable to common stock and the issuance of warrants issued with notes payable as well as the increase in outstanding debt from the prior period.

As a result of the above, the net loss for the nine-month period ended June 30, 2001 was $1,132,060 ($0.09 per share) compared with a net loss of $455,664 ($0.06 per share) for the nine-month period ended June 30, 2000.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 2000

Item 2.           Changes in Securities
                  ---------------------

During the nine-month period ended June 30, 2001, the Company issued 95,911 shares of stock to third parties for transactions that were recorded in the Company's September 30, 2000 financial statements. The value of such shares was recorded previously as shares subscribed; therefore the issuance had no net impact on operations or equity.

Pursuant to private placement memorandums, the Company issued 5,667,370 shares (including 159,370 shares issued to finders) and committed to issue an additional 4,623,000 shares (including 30,000 shares committed to finders) for proceeds to the Company of $2,294,350 (net of issuance costs of $230,900) during the nine-month period ended June 30, 2001.

During the nine-month period ended June 30, 2001, the Company issued 175,000 shares of common stock for services to the Company, valued at $93,940.

During the nine-month period ended June 30, 2001, the Company defaulted on $150,000 of notes and accrued interest payable. According to the note agreement, the holder of the note had the right upon default to convert all unpaid principal and accrued interest into common stock of the Company at a conversion price of $0.125 per share. Further, upon conversion, the note holder would also be granted warrants to purchase additional shares (equal to the number of shares converted) at an exercise price of $0.25 per share for a period of three years. Pursuant to APB 14, EITF 98-5 and EITF 00-27, the Company has recorded the value of the beneficial conversion feature and the related warrants when the conversion feature was no longer contingent on a future event. The combined value of the beneficial conversion feature and the related warrants was $150,000 which was recorded to additional paid in capital and interest expense as the related debt was already in default. As of June 30, 2001, the note holder has requested conversion of the note. As a result, the Company has committed to issue 1,200,000 shares of common stock at $0.125 per share and warrants to acquire an additional 1,200,000 shares of common stock at $0.25 per share (see Note4).

In addition, during the nine-month period ended June 30, 2001, the Company committed to convert another note payable totaling $12,978 to common stock at $0.25 per share for total shares of 51,912. There was no beneficial conversion associated with this note payable.


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



                                          BIOZHEM COSMECEUTICALS, INC.
                                          ----------------------------
                                                   (registrant)


Date: August 10, 2001                     By:      /s/ John C. Riemann
                                               ------------------------------

                                          John C. Riemann
                                          Chief Executive Officer
                                          (Responsible Financial Officer)