Form 10KSB
period 2001-09-30
BIOZHEM COSMECEUTICALS INC
filed 2002-01-15
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                         Commission file number 1-14725
                                                -------

                          BIOZHEM COSMECEUTICALS, INC.
                 (Name of Small Business Issuer in its Charter)

Texas                                                       76-0118305
-----                                                       ----------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                             Identification No.)


25651 Atlantic Ocean Drive A-10
-------------------------------
Lake Forest, CA                                               92630
---------------                                               -----
(Address of principal executive offices)                    (Zip code)

Issuer's telephone number, including area code (949) 707-4030
Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

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
                  Yes   X                            No
                     --------                          -------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $636,586

         As of September 28, 2001, the aggregate market value of the issuer's common stock, $.001 par value, held by nonaffiliates of the issuer, is $13,329,896 computed based upon the market price at that date. The number of shares outstanding of the Common Stock of the Issuer as of the close of business on December 31, 2001 was 23,567,741.

                                             TABLE OF CONTENTS

PART I

Item 1         Description of Business ................................................................2-5

Item 2         Description of Property...................................................................5

Item 3         Legal Proceedings.........................................................................5

Item 4         Submission of Matters to a Vote of Security Holders.......................................5


PART II

Item 5         Market for Common Equity and Related Stockholder Matters................................5-7

Item 6         Management's Discussion and Analysis ..................................................7-13

Item 7         Financial Statements..................................................................14-39

Item 8         Changes In and Disagreements With Accountants
                     on Accounting and Financial  Disclosure............................................40


PART III

Item 9         Directors, Executive Officers, Promoters and Control Persons; Compliance
                     with Section 16 (a) of the Exchange Act............................................40

Item 10        Executive Compensation...................................................................42

Item 11        Security Ownership of Certain Beneficial Owners and Management...........................44

Item 12        Certain Relationships and Related Transactions...........................................45

Item 13        Exhibits, Lists and Reports on Form 8-K..................................................46

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         INTRODUCTION
         ------------

         Biozhem Cosmeceuticals, Inc. ("Biozhem" or "the Company") incorporated in Texas in 1984 as Entourage International, Inc. in the business of marketing proprietary personal care products through a worldwide multilevel distributor network. In December 1995, the Company sold the network marketing division to the existing management team and reorganized as a retail specialty store concept under the Biozhem Skin Care Center service mark and its direct response regional infomercial, catalog and other direct marketing promotions.

         Biozhem is currently a direct marketer of premium quality bioengineered and botanically based skin care products for women and men. The Company markets its proprietary line of advanced skin care products under its brand names Biozhem(TM) and the RevitaCel System(TM) through a national direct response television (infomercial) campaign, its Customer Care Center telemarketing operation, shopping channels, a website, and planned print advertising, catalog and direct mail campaigns. The Company also enters into marketing and distribution agreements with manufacturers of specific products or product lines for resale through its marketing channels.

         As of September 30, 2001, because of continuing losses Biozhem entered into a plan to restructure its operation through the phasing out of its retail presence by closing the Company's owned stores and servicing its clientele through the Biozhem Customer Care Center and its developing Biozhem e-commerce website. In the future, the Company will sell its Biozhem and RevitaCel System products primarily through its national infomercial and other direct response television, shopping channels, and through its call center, website, and direct advertising campaigns. The Company anticipates expanding into international markets in mid 2002 through established direct response marketing channels.

         On September 22, 2000, Biozhem entered into a Supply & License Agreement with Advanced Tissue Sciences, Inc., a Delaware corporation ("ATS"), (NASDAQ:ATIS), which grants Biozhem the exclusive rights to become the sole, worldwide direct response marketing partner for an ATS nutrient solution, NouriCel(TM). The exclusive rights are for ten years, providing that certain sales goals beginning at $15,000,000 per year and increasing to $100,000,000 per year in the sixth year are reached. In addition, Biozhem will pay to ATS a minimum royalty of 10% of gross sales up to $50,000,000 per year and increasing to 13% of gross sales over $100,000,000 per year. Biozhem will also pay periodic milestone payments beginning at $1,000,000 for the first $10,000,000 in gross sales and continuing until cumulative gross sales levels reach the $1,000,000,000 level.

         We will sell the RevitaCel System, which incorporates ATS' Nutrient Solution, NouriCel, through a number of direct response channels, including infomercials, cable shopping networks, Biozhem-branded or co-branded websites, direct mail and telemarketing. We engaged Script to Screen, a full-service production company specializing in direct response television to assist in the production of a 30-minute infomercial. The actress Lindsay Wagner has been signed as the celebrity host of the infomercial. The infomercial was completed in November, 2001 and was aired on a test basis in November and December. We anticipate that the infomercial will be aired nationally beginning in late January, 2002.

         During the fiscal year ended September 30, 2000, we operated seven Company-owned retail stores under the name Biozhem Skin Care Center, two of which were closed by September 30, 2000. In 2000 essentially all sales were made through Company-owned retail stores. During the fiscal year ended September 30, 2001, we made all sales through the five stores open at that time. Since September 30, 2001, we have closed four stores and have planned the closing of the single remaining store. The locations (with opening and closing dates) of these Company-owned and operated retail stores are:
                Dallas, Texas (March 1991)(closed November 2001)
                Phoenix, Arizona (March 1992)(closed December 2001)
                Denver, Colorado (March 1993)(planned closing in February 2002)

                Santa Ana, California (February 1997)(closed October 2001) San Diego, California (February 1997)(closed November 1999) Tulsa, Oklahoma (July 1997)(closed November 2001)
                Oklahoma City, Oklahoma (July 1997)(closed March 2000)

         On September 22, 2000, we entered into a Management Agreement ("Agreement") with Beauty Resource, Inc. ("BR"). We engaged BR to provide and perform all management services reasonably necessary for the proper operation of the Business during the five-year term of the Agreement. We agreed to pay or grant to BR, as compensation for the services it provided to the Company pursuant to the Agreement, a Management Fee and other consideration based upon attaining certain profit and revenue levels. On May 24, 2001, the Board of Directors determined that BR was not adequately managing the business and decided that it was necessary to assume all functions and duties of BR under the Agreement. On August 13, 2001, Biozhem and BR agreed to cancel the Agreement and we agreed to pay BR the sum of $100,000 and to issue BR 337,500 shares of Biozhem common stock.


         BUSINESS OF ISSUER
         ------------------

         A. PRODUCTS

         Biozhem is a specialty retailer of premium quality skin care products for men and women. The Company has marketed its proprietary line of advanced skin care products under its brand names Biozhem and the RevitaCel System through Company-owned skin care centers. However, we will now sell these proprietary products primarily through nationally aired infomercials. The Company also enters into marketing and distribution agreements with manufacturers of specific products or product lines for resale through its marketing channels.

         B. OPERATIONS
                          (1)  Company-owned Retail Stores
                               ---------------------------

         During fiscal year ended September 30, 2000, we operated seven Company-owned retail stores under the name Biozhem Skin Care Center, two of which were closed by September 30, 2000. In 2000 essentially all sales were made through Company-owned retail stores. During the fiscal year ended September 30, 2001, we made all sales through the five stores open at that time. Since September 30, 2001, we have closed four stores and have planned the closing of the single remaining store. The locations with opening and closing dates (during the current and previous fiscal years) of the Company-owned and operated retail stores as of September 30, 2001 were:

                Dallas, Texas (March 1991)(closed November 2001)
                Phoenix, Arizona (March 1992)(closed December 2001)
                Denver, Colorado (March 1993)(planned closing in February 2002) Santa Ana, California (February 1997)(closed October 2001)
                San Diego, California (February 1997) (closed November 1999) Tulsa, Oklahoma (July 1997)(closed November 2001)
                Oklahoma City, Oklahoma (July 1997) (closed March 2000)
                San Jose, California (March 1993) (closed September 1997) Tampa, Florida (April 1993) (closed September 1997)
                Chicago (Oakbrook), Illinois (September 1993) (closed
                    September 1996)
                Louisville, Kentucky (October 1993) (closed January 1999)

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

                          (2)  Franchised and Licensed Retail Stores
                               -------------------------------------

         In addition to the Company-owned stores, during fiscal 1999 Biozhem products were distributed through one franchised and one licensed retail store under the Biozhem Skin Care Center name. These retail stores were located in Kentucky and Nevada. In January 1999, the Company purchased the Kentucky location, closed the store and made telephone and mail sales to customers in the database from the corporate headquarters. During the 2nd quarter of fiscal 2000, the Nevada licensee ceased purchasing product from the Company and the license was revoked.

         Sales to franchised and licensed retail stores were less than 1% of total sales in fiscal 2000.

         C. COMPETITION

         Biozhem competes with a large number of companies and product lines in the markets in which its products are sold. Many competitive companies are well established and have research, financial and manufacturing capabilities and other resources substantially greater than those of Biozhem. Retail competition consists of major department store based cosmetic companies such as Estee Lauder, Clinique and Lancome and national specialty retailers such as Body Shop. We will compete with several companies in the infomercial market that have much more experience and more proven successes than we do. These companies are larger and have significantly greater financial resources than Biozhem. We will compete directly with Gunthy Renker and their beauty product infomercials.

         D. SUPPLIERS AND INVENTORY

         Our RevitaCel System and our Biozhem Skin Care System are exclusive, proprietary formulations of Biozhem. We have a Supply & License Agreement with Advanced Tissue Sciences, Inc., which grants Biozhem the exclusive direct response marketing rights for an ATS nutrient solution, NouriCel. This solution is the primary ingredient in the premier product within the RevitaCel System. The formulas for our products are provided to outside contract manufacturers for formulation and packaging according to our specifications.

         The Company previously maintained its inventory at the warehouse in its office facility and at the company-owned retail skin care centers. With the closing of all the skin care centers, inventory will be held in two locations. Products sold through Biozhem's Customer Care Center will be shipped directly from the corporate office warehouse to customers. In October 2001 the Company also began stocking inventory at an outside, full-service fulfillment company which will ship, bill and collect for sales resulting from direct response advertising, including the television infomercial.

         E.  PATENTS, TRADEMARKS AND COPYRIGHTS

         The Company utilizes no patents or copyrights in connection with any of its operations. The Company operates under a trademark registration for "Biozhem". A service mark application was filed on May 27, 1997 for Biozhem's "Advanced Skin Care Solutions". Trade name and trademark applications were also filed on May 27, 1997, for Biozhem, Biozhem Skin Basics, Biozhem Body Basics and Colour Concepts by Biozhem. NouriCel is trademarked by Advanced Tissue Sciences. A trademark application has been filed for RevitaCel. The Company seeks to protect its proprietary interests in its products by applying for patents, trademarks and/or copyrights as circumstances warrant.

         F.  GOVERNMENT REGULATIONS

         Certain federal agencies regulate, among other things, the purity and packaging of cosmetic products. Similar regulations are in effect in various states. Manufacturers and distributors of cosmetic products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other trade practices. Our formulations are manufactured and packaged by non-affiliated companies that manufacture products in compliance with such regulations and submit their products periodically to independent laboratories for testing. However, the extent of potentially adverse governmental regulations which might arise from future legislation or administrative action cannot be predicted.

         G.  EMPLOYEES AND CONSULTANTS

         Biozhem employs 7 full-time, 12 part-time and 3 contract personnel. Three of these individuals are officers of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY

         We lease for our executive office approximately 3,000 square feet of office and warehouse space within a business park setting in Lake Forest, California. This lease expires in September 2004. We also leased retail space for each company-owned retail center in which we operated a Biozhem Skin Care Center. The retail centers in Dallas, Texas; Phoenix, Arizona; Santa Ana, California; and Tulsa, Oklahoma have been closed. The retail center in Denver, Colorado is planned to be closed in February, 2002. The total lease commitments are approximately $60,000, $22,000, and $2,000 in fiscal years 2002, 2003, and 2004, respectively. The Company recognized a restructuring charge of $62,390 for the present value of the non-cancelable leases for the closed and planned closing stores.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         Historically, the Company's common stock was traded in the over-the-counter market of NASDAQ under the symbol "ENTG". On January 23, 1991, the Company was notified that its stock was delisted from the NASDAQ system because of the limited number of firms making a market for the Entourage stock under the NASDAQ system. The Company's common stock now trades under the symbol "BZHM" on the Over-the-Counter Bulletin Board ("OTC BB"). The following table sets forth the high and low bid prices of Biozhem common stock for the periods shown.

                  QUARTER ENDED                       BID PRICES
                  -------------                       ----------
                                                     LOW      HIGH
                  December 31, 1999                  $.20     $.30
                  March 31, 2000                     $.15     $.25
                  June 30, 2000                      $.15     $.35
                  September 30, 2000                 $.25     $.60
                  December 31, 2000                  $.31     $.62
                  March 31, 2001                     $.31     $.50
                  June 30, 2001                      $.35    $1.04
                  September 30, 2001                 $.51    $1.00
                  December 31, 2001                  $.28     $.73

         The above quotations reflect inter-dealer prices, without retail mark-up, markdowns or commissions, and may not necessarily reflect actual transactions.

         As of September 30, 2001, there were approximately 620 holders of record for the Company's common stock.

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

         RECENT SALES OF UNREGISTERED SECURITIES
         ---------------------------------------

         The following sets forth information relating to all securities of the Company sold during the past three fiscal years without registration under the Securities Act of 1933.

         FY 1999

         On February 15, 1999, the Company issued 35,000 shares as the $15,750 down payment for the purchase of the Kentucky franchise.

         On June 29, 1999, the Company issued 10,000 shares as a bonus to an employee. On July 15, 1999, the Company issued a total of 528,750 shares of common stock as follows: 442,540 shares of common stock were issued to shareholders to convert $163,183 of debt to equity; 86,210 shares of common stock were issued in lieu of cash payments for consulting fees totaling $28,566; 32,056 shares of common stock were issued in lieu of cash payments for unpaid directors' fees for a total of $11,875.

         During 1999, the Company sold 1,181,371 shares of its common stock. Proceeds to the Company were $370,950, net of offering costs of $77,550.

         In the year ended September 30, 1999, the Company committed 14,911 shares of common stock for $5,517 in debt cancellation and 103,135 shares of common stock for $27,280 in consulting fees. The 103,135 shares for consulting fees were then issued in fiscal 2000. The 14,911 shares of common stock for debt cancellation were issued in fiscal 2001.

         FY 2000

         In October 1999, the Company issued 127,844 shares of stock for the conversion of $66,500 in debt.

         On May 1, 2000, the Company issued shares to exercise 958,521 Class A Warrants for $175,000 in cash and in lieu of $51,569 owed for expenses.

         On May 4, 2000, the Company sold 400,000 shares of common stock to a third party for cash. In conjunction with this sale, warrants to purchase 400,000 shares of the Company's common stock were granted to this third party as an incentive to purchase the stock.

         In September 2000, the Company committed 36,000 shares in payment of consulting fees of $9,000 and 45,000 shares for payment of directors' fees of $11,250. These shares were then issued in fiscal 2001.

         FY 2001

         The Company issued 257,630 shares of common stock for services valued at $105,548 during the year ended September 30, 2001.

         During the year ended September 30, 2001, the Company defaulted on $150,000 of stockholder notes and accrued interest payable. According to the note agreement, the holder of the note had the right upon default to convert all unpaid principal and accrued interest into common stock of the Company at a conversion price of $0.125 per share. As a result, the Company issued 1,200,000 shares of common stock at $0.125 per share.

         In addition, during the year ended September 30, 2001, the Company issued 51,912 shares of common stock to convert another note payable totaling $12,978 at $0.25 per share. There was no beneficial conversion associated with this note payable.

         The Company issued 11,510,370 shares (including 189,370 shares issued to finders) and committed to issue an additional 400,000 shares for cash proceeds to the Company of $2,699,350 (net of issuance costs of $297,271) during the year ended September 30, 2001. The 400,000 committed shares were then issued in fiscal 2002.

         All of the foregoing shares issued in the last three fiscal years were issued in reliance upon the exemption from registration pursuant to
         Section 4(2) of the Securities Act of 1933 and or Regulation D promulgated under the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         MANAGEMENT AGREEMENTS
         ---------------------

         We entered into a management agreement in 1999. This Agreement (the "Agreement") was effective as of July 14, 1999 (the "Effective Date") by and among One World Network Integrated Technologies, Inc., a Nevada corporation (or any affiliate thereof) (collectively "OWN"), and the Company. OWN was engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. OWN was in charge of marketing and distribution activities on behalf of the Company. OWN was responsible for all sales activities including determining which products to market, selling prices, target customers, selecting distribution methods and procedures and advertising activities. OWN was entitled to a reimbursement of expenses for its services and a management fee of 40% of pre-tax net income, if any, for each year during the five-year term.

         On the closing date and continuing thereafter, we issued to OWN warrants which contained cashless exercise provisions and protection against stock split/reverses and had a term of five years from their respective dates of issuance. The Warrants were to be issued as follows:

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

         As of September 30, 1999, we issued 1,000,000 Class A Warrants to purchase shares of the Company's common stock at $0.56 per share. No additional warrants were earned by the OWN under the Agreement.

         Upon closing of the transaction, OWN made available to us a loan of up to $50,000 to cover operational cash flow problems. The loan had an interest rate of 10% for a one-year period. If the note was not repaid at maturity it could be repaid with common stock of the Company valued at $.37 per share, with piggyback registration rights. In addition, OWN agreed to assist us and our advisors, on a best efforts basis and on terms mutually agreed upon, in arranging for $200,000 in new equity. The balance on the note was $42,177 at September 30, 1999.

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

         In October 1999, we amended the Agreement. As part of the amendment, OWN agreed to increase its loan available to the Company to $100,000 and to purchase 127,844 shares common stock for $66,500. The Company opted thereafter to cancel its debt to OWN rather than collect the $66,500 from OWN. In consideration for these transactions, the Company agreed to lower the exercise price of 888,666 of the Class A Warrants from $0.56 to $0.15 per share.

         On May 1, 2000, we terminated its Agreement with OWN because of negligent management and an inadequate product inventory. In connection with the termination, OWN agreed to exercise 958,521 shares of Class A Warrants for $175,000 in cash and $51,569 in expense reimbursements and cancel the remaining 41,479 warrants. OWN also agreed to acquire co-ownership of the Company's pre-termination customer list for a guaranteed royalty of $40,000.

         On September 22, 2000, we entered into a management agreement with Beauty Resource, Inc., a Nevada corporation ("BR"). We engaged BR to provide and perform for the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. BR personnel currently assigned to manage the day-to-day activities of the Company include individuals designated as the Company's CEO and COO.

         BR was to supervise the bookkeeping and accounting services for and on behalf of the Company. BR was to be responsible for all marketing, distribution activities on behalf of the Company including, but not limited to, determining which products to market, sales prices, target markets and customers, selecting distribution methods and procedures and advertising activities. Additionally, BR was responsible for all other administrative functions of the Company including, without limitation, hiring and personnel matters, compensation arrangements with employees of the Company, selecting outside advisors and consultants to the Company, choosing vendors and suppliers, selecting and negotiating banking relationships and all other normal and customary activities associated with operating a business.

         BR was entitled to a payment of $15,000 per month. In addition, commencing April 1, 2001 and continuing on the first day of each quarter thereafter during the remaining term of the agreement, we agreed to pay BR a fee in the amount of 0.5% of the sales (net of returns and allowances) of the Company for the preceding quarter.

         Upon signing of the agreement, we awarded the new CEO options to purchase 100,000 shares of the Company common stock at an exercise price of $0.25 per share, to be exercised on or before September 30, 2003.

         In addition, as defined in the agreement, BR was entitled to performance options of up to 2,000,000 shares through March 31, 2006 at $0.25 per share based on achieving certain sales targets and 3,000,000 shares through March 31, 2006 at $0.25 per share based on achieving certain pre-tax net income levels. BR could have earned cash bonuses of up to 5% of pre-tax net income based on achieving certain ratios of pre-tax net income to sales.

         On May 24, 2001, the Board of Directors determined that BR was not adequately managing the business and decided that it was necessary to assume all functions and duties of BR under the Agreement. On August 13, 2001, the Company and BR agreed to cancel the agreement and the Company agreed to pay BR the sum of $100,000 and to issue BR 337,500 shares of Biozhem common stock.

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         On September 30, 2001, the Company had cash of $556,179 and net working capital of $753,556. The Company's primary source of liquidity has been cash provided through equity financing.

         Cash used in operating activities was $1,991,602 for the year ended September 30, 2001 and $418,613 for the year ended September 30, 2000. As a result of these negative cash flows and the Company's recurring losses, the Company's independent certified public accountants have stated in their report included in this Form 10-KSB, that these conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         On May 4, 2000, the Company sold 400,000 shares of common stock to a third party for cash of $50,000. In conjunction with this sale, warrants to purchase 400,000 shares of the Company's common stock were granted to this third party as an incentive to purchase the stock. Therefore, the granting of the warrants had no net impact on operations or equity.

         In September 2000, the Company committed 36,000 shares in payment of consulting fees of $9,000 and 45,000 shares for payment of directors' fees of $11,250.

         In fiscal 2000, the Company granted 1,608,000 options to consultants, valued at $368,000. The fair value of each non-Plan option granted was estimated using the Black-Scholes option-pricing model.

         Pursuant to private placement memorandums, the Company issued 11,510,370 shares (including 189,370 shares issued to finders) and committed to issue an additional 400,000 shares for proceeds to the Company of $2,699,350 (net of issuance costs of $297,271) during the year ended September 30, 2001.

         During the years ended September 30, 2001 and 2000, the Company issued 95,911 and 103,135 shares of stock, respectively, for transactions that were recorded in the Company's fiscal 2000 and 1999 financial statements. The value of such shares was previously recorded as shares subscribed; therefore, the issuances had no net impact on operations or equity.

         The Company issued 534,500 shares of common stock for services valued at $243,928 during the year ended September 30, 2001. Shares were valued at the estimated market value at date of issuance (based on the closing price of the Company's common stock).

         During the year ended September 30, 2001, the Company defaulted on $150,000 of stockholder notes and accrued interest payable. According to the note agreement, the holder of the note had the right upon default to convert all unpaid principal and accrued interest into common stock of the Company at a conversion price of $0.125 per share. Further, upon conversion, the note holder would also be granted warrants to purchase additional shares (equal to the number shares converted) at an exercise price of $0.25 per share for a period of three years. The Company has recorded the value of the beneficial conversion feature and the related warrants in fiscal 2001 when the conversion feature was no longer contingent on a future event. The combined value of the beneficial conversion feature and the related warrants was $150,000 which was recorded to additional paid-in capital and interest expense. As a result, the Company issued 1,200,000 shares of common stock at $0.125 per share and warrants to acquire an additional 1,200,000 shares of common stock at $0.25 per share. This default did not effect the repayment terms of any other notes payable.

         In addition, during the year ended September 30, 2001, the Company issued 51,912 shares of common stock to convert another note payable totaling $12,978 at $0.25 per share. There was no beneficial conversion associated with this note payable.

         During 2001, under the 1998 Stock Option Plan, the Company granted options to purchase 125,000 shares at an exercise price of $0.42 to an employee. The options vest over a period of three years and expire in ten years.

         During the year ended September 30, 2001, the Company granted non-Plan options to purchase 1,000,000 shares at an exercise price of $0.25 to its directors, which was recorded as compensation expense of $260,000 as the option price was less than market fair value on the date of grant.

         In fiscal 2000, the Company granted 1,608,000 non-Plan options at an exercise price of $0.25 per share to consultants, valued at $368,000. In fiscal 2001, the Company granted 1,850,000 non-Plan options at an exercise price of $0.25 per share to consultants, valued at $809,000. The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

         In January 2001, the Company issued 25,000 warrants with an exercise price of $0.25 per share to an unrelated third party for interest on a note payable. The estimated fair value of these warrants totaled $6,250 and has been expensed during the year.

         During the year ended September 30, 2001, the Company granted 245,000 warrants with an exercise price of $0.25 per share for services rendered, valued at $99,300.

         The Company must still rely primarily on operating cash flow and cash management to sustain its operations. The Company's 2002 operating plan contemplates improved operating results and cash flow. If management cannot achieve its 2002 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate.

         The Company's continued existence is dependent upon its ability to achieve its 2002 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. These results are dependent upon a financially viable infomercial. There can be no assurances that the Company will be successful in these regards. The Company believes that it has sufficient cash to fund operations through September 30, 2002.

         OPERATIONS - 2001 COMPARED TO 2000
         ----------------------------------

         Biozhem incurred a net loss of $3,423,690 in 2001 compared to a net loss of $1,010,356 in 2000.

         Due primarily to decreasing customer base for the Biozhem skin care line, net sales in 2001 decreased $90,150 or 12% compared to sales in 2000. One Company-owned store was closed in March 2000. Average monthly sales per Company-owned store in operation during the entire fiscal year dropped to $10,977 in 2001 compared to $11,236 in 2000.

         Gross profit in 2001 decreased by $43,806 or 8% as compared to the corresponding amount for 2000. Gross profit as a percentage of net sales increased to 76% in 2001 from 73% in 2000 due to a small decrease in product costs.

         Selling, general and administrative expenses increased by $1,918,204, or 130%, in 2001 as compared to 2000. These increased costs were primarily associated with the addition of the RevitaCel line, increased management expenses required by the infomercial planning and production, and the $972,000 increase in fiscal 2001 over 2000 for the options and shares provided to consultants and employees. Advertising expense increased by $117,330 to $145,187 in 2001 due to costs incurred introducing the new RevitaCel line.

         Depreciation decreased in 2001 by $3,211 as compared to 2000 and amortization decreased by $6,832 primarily due to the increasing age of the stores.

         Interest expense increased by $151,331 in 2001 as compared to 2000 due primarily to the non-cash expense of $150,000 which was recorded on the beneficial conversion of notes payable.

         At September 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $8,100,000 and $4,080,000, respectively. If not used to offset future taxable income, these loss carryforwards will expire between 2002 and 2021. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions in the past may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforwards unusable. Based on numerous factors but not limited to the Company's historical losses, management believes that it cannot demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 2001. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

         As of September 30, 2001, due to continuing losses, the board of directors of the Company entered into a plan to restructure its operations by phasing out retail stores and servicing its clientele through direct sales. As a result, the Company recognized a restructuring charge of $279,312, consisting of the write-down of goodwill on acquired retail stores to be closed ($216,922) and the present value of non-cancelable future retail store lease payments ($62,390).

         UNCERTAINTIES AND RISK FACTORS
         ------------------------------

         In addition to the other information and financial data set forth elsewhere in this report, the following risk factors should be carefully considered in evaluating the Company. The uncertainties and risks described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also cause a reduction in our business operations and reduce our ability to obtain additional financing.

         OUR FINANCIAL STATEMENTS HAVE A GOING CONCERN OPINION. Our financial statements for the years ended September 30, 2001 and 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent auditors have issued a "going concern" opinion in their report to our financial statements for such years citing recurring losses and negative cash flows from operations for each of the last two fiscal years. Accordingly, those conditions raise substantial doubt about our ability to continue as a going concern. This going concern qualification may also adversely affect the perception of prospective investors and suppliers of our Company.

         WE HAVE REPORTED CONTINUING NET LOSSES. We reported net losses of approximately $3,420,000 and $1,010,000 and net cash used in operating activities of approximately $1,992,000 and $419,000 in fiscal 2001 and 2000, respectively. There can be no assurance that we will be able to generate sufficient revenue to achieve profitability on a sustained basis.

         WE MAY NOT HAVE THE ABILITY TO MEET OUR CAPITAL NEEDS. We need additional capital to fund our operations and we are seeking to obtain additional capital through equity and/or debt financing. If additional funds are raised by issuing equity securities and/or debt convertible into equity, further dilution to existing stockholders will result, and future investors may be granted rights superior to those of existing stockholders. There can be no assurance, however, that additional financing will be available when needed, or if available, will be available on acceptable terms.

         WE RELY ON SALES OF CERTAIN PRODUCTS. Our financial success depends almost entirely on marketing our skin care products. Although we plan to diversify our product line and our methods of distribution in the future, there is no assurance we will be able to do so. Any significant diminished consumer interest in our products would adversely affect our business. We may not be able to develop successful new products or implement successful enhancements to existing products. Any products that we do develop or enhance may not generate sufficient sales to justify the cost of developing and marketing these products.

         WE MAY BE UNABLE TO EFFECTIVELY MANAGE OUR EXISTING OPERATIONS AND ANY GROWTH. In order to manage our operations successfully, we believe that we must: maintain a high level of manufacturing quality and efficiency; continue to enhance our operational, financial and management systems and controls; effectively expand, train and manage our employee base; and maintain an effective and efficient customer call center and inventory control and distribution system through third parties. Our failure to properly manage any of these or other growth-related challenges could adversely affect our business. We cannot assure you that we will succeed in effectively managing our existing operations or our any growth.

         OUR INFOMERCIAL MAY NOT BE SUCCESSFUL. Our continued existence is dependent upon our ability to achieve our 2002 operating plan, which contemplates significantly improved operating results and cash flows. The 2002 operating plan is based on the successful launch of the RevitaCel System infomercial. There can be no assurances that the infomercial will generate sufficient revenues and margins to pay advertising costs, product expenses, royalty and promotion fees and to provide funds for working capital and profit.

         WE HAVE ESTABLISHED COMPETITION. We compete with a large number of companies and product lines in the markets in which our products are sold. Many competitive companies are well established and have research, financial and manufacturing capabilities and other resources substantially greater than ours. Retail competition consists of major cosmetic companies such as Estee Lauder, Clinique and Lancome and national retailers such as Body Shop. We will compete with several companies in the infomercial market that have much more experience and more proven successes than we do. These companies are larger and have significantly greater financial resources than us. In addition, we will compete directly with Gunthy Renker and their beauty product infomercials.

         WE HAVE TO MEET GOVERNMENT REGULATIONS. Certain federal agencies regulate, among other things, the purity and packaging of cosmetic products. Similar regulations are in effect in various states. Manufacturers and distributors of cosmetic products are also subject to the jurisdiction of the Federal Trade Commission with respect to such matters as advertising content and other trade practices. Our formulations are manufactured and packaged by non-affiliated companies that manufacture products in compliance with such regulations and submit their products periodically to independent laboratories for testing. However, the extent of potentially adverse governmental regulations, which might arise from future legislation or administrative action, cannot be predicted.

         IF WE LOSE OUR KEY PERSONNEL OR CANNOT RECRUIT ADDITIONAL PERSONNEL, OUR BUSINESS MAY SUFFER. We depend on the continued services and performance of our executive officers and other key personnel. None of such individuals are employed pursuant to employment agreements. In addition, we do not have "key person" life insurance policies. If we do not succeed in attracting new employees or retaining and motivating current and future employees or executive officers, our business could suffer.

         WE FACE PRODUCT LIABILITY RISKS. We are subject to potential product liability claims if our products injure or allegedly injure our customers or other users. We believe that our insurance coverage adequately covers potential product liability claims. However, we may have inaccurately assessed our product liability risk. In addition, we may be unable to purchase sufficient insurance coverage at an affordable price, or our insurers may fail to satisfy their obligations. If our insurance coverage is inadequate to cover future product liability claims, our business may be adversely affected.

         INCREASES IN ADVERTISING RATES MAY REDUCE OUR PROFITABILITY. We depend primarily on television infomercials to market our products. Consequently, the price we must pay for our preferred media time significantly affects our financial performance. If the cost of our preferred media time increases, it may increase our selling and marketing expenses and decrease any profitability.

         OTC MARKET FOR COMMON STOCK. Our Common Stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any investor desires to dispose of any shares of the Company's Common Stock.

         POSSIBLE VOLATILITY OF STOCK PRICE. The price of our Common Stock has fluctuated substantially and the market price of the shares of Common Stock is likely to continue to be highly volatile. Factors such as approximately 17,000,000 shares of our issued and outstanding stock being subject to Rule 144, terms of any equity and/or debt financing, fluctuations in our operating results and market conditions could have a significant impact on the future price of our Common Stock and could have a depressive effect on the then market price of the Common Stock. In addition, the market for the Common Stock may be influenced by many other factors, including the depth and liquidity of the market for the Company's Common Stock, investor perceptions of the Company, and general economic and similar conditions.

         BECAUSE OUR COMMON STOCK IS A "PENNY STOCK", TRADING IN IT IS SUBJECT TO THE PENNY STOCK RULES WHICH COULD AFFECT YOUR ABILITY TO RESELL THE STOCK IN THE MARKET. The Securities Enforcement and Penny Stock Reform Act of 1990 imposes restrictions when making trades in any stock, such as our Common Stock, which is defined as a "penny stock". The SEC's regulations generally define a penny stock as an equity security that has a price of less than $5.00 per share, other than securities which are traded on markets such as the New York Stock Exchange, the American Stock Exchange or the NASDAQ Stock Market. As a result of being a penny stock, the market liquidity for our Common Stock may be adversely affected since the regulations on penny stocks could limit the ability of broker-dealers to sell our Common Stock and thus your ability to sell our Common Stock in the secondary market. The regulations restricting trades in penny stock include: a requirement that stockbrokers deliver to their customers, prior to any transaction involving a penny stock, a disclosure schedule explaining the penny stock market and the risks associated with the penny stock market; and a requirement that broker-dealers who recommend penny stocks to persons other than their established customers and a limited class of a accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale of the securities.

         OUR STOCK DOES NOT HAVE CUMULATIVE VOTING OR PRE-EMPTIVE RIGHTS. There are no pre-emptive rights in connection with the Company's Common Stock. Therefore, in the event we issue shares of stock in connection with any financing activities or other transactions, current shareholders of the Company will be diluted in their percentage ownership of the Company. Cumulative voting in the election of directors is not allowed. Accordingly, the holders of a majority of the shares of Common Stock will be able to elect all of the Company's Board of Directors and control the Company's policies.

ITEM 7.  FINANCIAL STATEMENTS

Reports of Independent Auditors..............................................16

Financial Statements
--------------------

Balance Sheet as of September 30, 2001.......................................17
Statements of Operations - Years ended September 30, 2001 and 2000...........18
Statements of Stockholders' Equity - Years ended
    September 30, 2001 and 2000...........................................19-20
Statements of Cash Flows - Years ended September 30, 2001 and 2000...........21
Notes to Financial Statements.............................................22-39

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                            FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                            WITH

                                            INDEPENDENT AUDITORS' REPORT THEREON

================================================================================

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Stockholders
Biozhem Cosmeceuticals, Inc.


We have audited the accompanying balance sheet of Biozhem Cosmeceuticals, Inc. (the "Company") as of September 30, 2001, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Biozhem Cosmeceuticals, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 2 to the financial statements, the Company has recurring losses and has negative cash flow from operations for each of the last two fiscal years. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                     CORBIN & WERTZ
Irvine, California
December 14, 2001

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                                   BALANCE SHEET

                                                        AS OF SEPTEMBER 30, 2001

================================================================================

ASSETS

Current assets:
   Cash                                                            $    556,179
   Inventory                                                             57,572
   Prepaid expenses and other current assets                            124,565
   Capitalized television productions costs                             369,967
                                                                   -------------

         Total current assets                                         1,108,283

Property and equipment, net                                              39,613

Deposits and other                                                       26,538
                                                                   -------------

                                                                   $  1,174,434
                                                                   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities                        $    344,566
   Note payable                                                          10,161
                                                                   -------------

         Total current liabilities                                      354,727
                                                                   -------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value; 10,000,000 shares
     authorized; no shares issued and outstanding                             -
   Common stock, $.001 par value; 100,000,000 shares
     authorized; 22,967,741 shares issued and outstanding
     as  of September 30, 2001                                           22,968
   Common stock subscribed, $.001 par value; 400,000
     shares committed as of September 30, 2001                              400
   Additional paid-in capital                                        10,487,781
   Accumulated deficit                                               (9,691,442)
                                                                   -------------
         Total stockholders' equity                                     819,707
                                                                   -------------

                                                                   $  1,174,434
                                                                   =============

--------------------------------------------------------------------------------
                                            SEE INDEPENDENT AUDITORS' REPORT AND
                                      ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                        STATEMENTS OF OPERATIONS

================================================================================

                                                     YEARS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                       2001             2000
                                                  -------------    -------------

Net sales                                         $    636,586     $    726,736

Cost of sales                                          148,767          195,111
                                                  -------------    -------------

         Gross profit                                  487,819          531,625
                                                  -------------    -------------

Expenses:
   Selling, general and administrative               3,398,292        1,480,088
   Depreciation and amortization                        62,057           72,100
   Restructuring charges                               279,312                -
                                                  -------------    -------------

         Total expenses                              3,739,661        1,552,188
                                                  -------------    -------------

Loss from operations                                (3,251,842)      (1,020,563)

Interest expense                                      (185,345)         (34,014)

Other income                                            13,497           44,221
                                                  -------------    -------------

         Net loss                                 $ (3,423,690)    $ (1,010,356)
                                                  =============    =============

Net loss per common and equivalent share -
   basic and diluted                              $      (0.22)    $      (0.12)
                                                  =============    =============

Weighted average number of common
   shares outstanding                               15,779,337        8,711,648
                                                  =============    =============

--------------------------------------------------------------------------------
                                            SEE INDEPENDENT AUDITORS' REPORT AND
                                      ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                                                        BIOZHEM COSMECEUTICALS, INC.

                                                                                                  STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

====================================================================================================================================

                                          COMMON STOCK           COMMITTED COMMON STOCK     ADDITIONAL
                                   --------------------------  -------------------------     PAID-IN     ACCUMULATED
                                      SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL       DEFICIT        TOTAL
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at October 1, 1999          7,985,548   $     7,985       118,046   $       118   $ 5,340,081   $(5,257,396)  $    90,788

Shares committed for services                -             -        81,000            81        20,169             -        20,250

Shares sold for cash                   400,000           400             -             -        49,600             -        50,000

Issuance of shares upon
  conversion of debt                   127,844           128             -             -        66,372             -        66,500

Exercise of warrants for cash
  and services                         958,521           959             -             -       225,610             -       226,569

Subscribed shares issued               103,135           103      (103,135)         (103)            -             -             -

Options issued for services                  -             -             -             -       368,840             -       368,840

Net loss                                     -             -             -             -             -    (1,010,356)   (1,010,356)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balances at September 30, 2000       9,575,048         9,575        95,911            96     6,070,672    (6,267,752)     (187,409)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                SEE INDEPENDENT AUDITORS' REPORT AND
                                                                                          ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                 19

                                                                                                        BIOZHEM COSMECEUTICALS, INC.

                                                                                      STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                                                                                     FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

====================================================================================================================================
                                        COMMON STOCK           COMMITTED COMMON STOCK       ADDITIONAL
                                 --------------------------  ---------------------------     PAID-IN     ACCUMULATED
                                    SHARES        AMOUNT        SHARES        AMOUNT         CAPITAL       DEFICIT         TOTAL
                                 ------------  ------------  ------------   ------------   ------------  ------------   ------------
Shares committed for cash                  -             -       400,000            400         99,600             -        100,000

Shares sold for cash              11,510,370        11,510             -              -      2,587,840             -      2,599,350

Issuance of shares upon
   conversion of debt              1,251,912         1,252             -              -        161,726             -        162,978

Shares issued for services           534,500           535             -              -        243,393             -        243,928

Subscribed shares issued              95,911            96       (95,911)           (96)             -             -              -

Options and warrants issued
  for services                             -             -             -              -      1,324,550             -      1,324,550

Net loss                                   -             -             -              -              -    (3,423,690)    (3,423,690)
                                 ------------  ------------  ------------   ------------   ------------  ------------   ------------

Balances at September 30, 2001    22,967,741   $    22,968       400,000    $       400    $10,487,781   $(9,691,442)   $   819,707
                                 ===========   ===========   ===========    ===========    ===========   ===========    ===========

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                SEE INDEPENDENT AUDITORS' REPORT AND
                                                                                          ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                 20

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                        STATEMENTS OF CASH FLOWS

================================================================================

                                                       YEARS ENDED SEPTEMBER 30,
                                                     ---------------------------
                                                         2001           2000
                                                     ------------   ------------

Cash flows from operating activities:
   Net loss                                          $(3,423,690)   $(1,010,356)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                      62,057         72,100
       Loss on disposal of assets                         11,261              -
       Non-cash portion of restructuring charges         216,922              -
       Common stock issued or committed for services     243,928         20,250
       Exercise of warrants for services                       -         51,569
       Warrants and options issued for services        1,324,550        368,840
       Changes in operating assets and liabilities:
          Accounts receivable                                  -          1,347
          Inventory                                      (31,931)        34,221
          Prepaid expenses and other current assets     (124,104)         2,807
          Capitalized television production costs       (369,967)             -
          Other assets                                   (14,283)        11,094
          Accounts payable and accrued liabilities       113,655         29,515
                                                     ------------   ------------

   Net cash used in operating activities              (1,991,602)      (418,613)
                                                     ------------   ------------

Cash flows used in investing activities:
   Purchases of property and equipment                   (37,754)             -
                                                     ------------   ------------

Cash flows from financing activities:
   Proceeds from sale of common shares
     and exercise of warrants                          2,699,350        225,000
   Proceeds from borrowings                                    -        338,506
   Repayment of debt                                    (175,030)       (83,678)
                                                     ------------   ------------

   Net cash provided by financing activities           2,524,320        479,828
                                                     ------------   ------------

Net increase in cash                                     494,964         61,215

Cash at beginning of year                                 61,215              -
                                                     ------------   ------------

Cash at end of year                                  $   556,179    $    61,215
                                                     ============   ============

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest            $    18,819    $    17,125
                                                     ============   ============

Supplemental disclosure of non-cash investing and
   financing activities:
     Conversion of debt into common stock            $   162,978    $    66,500
                                                     ============   ============

--------------------------------------------------------------------------------
                                            SEE INDEPENDENT AUDITORS' REPORT AND
                                      ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 1 - ORGANIZATION
---------------------

Description of the Company
--------------------------

Biozhem Cosmeceuticals, Inc. ("Biozhem" or "the Company") incorporated in Texas in 1984 as Entourage International, Inc. Biozhem is currently a direct marketer of premium quality bioengineered and botanically-based skin care products for women and men. The Company markets its proprietary line of advanced skin care products under its brand names BIOZHEM(TM) and the REVITACEL SYSTEM(TM) through a national direct response television (infomercial) campaign, its customer care center telemarketing operation, shopping channels, a web site, and planned print advertising, catalog and direct mail campaigns. The Company also enters into marketing and distribution agreements with manufacturers of specific products or product lines for resale through its marketing channels (see Note 8).

As of September 30, 2001, Biozhem entered into a plan to restructure its operations through the phasing out of its retail presence by closing the Company's owned stores (see Note 2) and servicing its clientele through the customer care center and its website. In the future, the Company will sell its products primarily through its national infomercial and other direct response television, shopping channels, and through its call center, website, and direct advertising campaigns, and anticipates expanding into international markets in mid-2002 through established direct response marketing channels.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The Company's financial statements for the years ended September 30, 2001 and 2000 have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company reported net losses of $3,423,690 and $1,010,356 and net cash used in operating activities of $1,991,602 and $418,613 in fiscal 2001 and 2000, respectively.

The Company's continued existence is dependent upon its ability to achieve its 2002 operating plan, which contemplates significantly increased revenues, improved operating results and increased cash flows from operations and obtaining additional financing. There can be no assurances that the Company will be successful in these efforts.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

If management cannot achieve the 2002 operating plan because of sales shortfalls, reduced profit margins or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (including any impairment losses on long-lived assets).

Revenue Recognition
-------------------

Sales are recorded when a call center customer is shipped the goods or when a retail customer takes possession of the goods. Provisions are made for estimated returns and allowances at the time of sale.

The Company's policies comply with Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION," issued by the Securities and Exchange Commission In December 1999. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The Company's adoption of SAB 101 did not have a material impact on its financial position and results of operations.

Fair Value of Financial Instruments
-----------------------------------

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash, accounts payable and accrued liabilities and note payable. Management believes the carrying amounts of the Company's financial instruments approximate their fair values at September 30, 2001 due to the short-term nature of these financial investments.

Inventory
---------

Inventory consists mainly of skin care products which are stated at the lower of cost or market using the first-in, first-out method. The Company purchases a majority of its inventory from several vendors. These items are readily available from other vendors. However, a change in supplier could cause delays in product delivery and possible losses in revenue which could adversely affect operating results. Market is determined by comparison with recent purchases or net realizable value. Such net realizable value is based on forecasts for the sales of the Company's products in ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying balance sheet.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Capitalized Television Production Costs
---------------------------------------

In March 2001, the Company entered into an infomercial consultation agreement with a third party to produce a television commercial designed to sell certain skin care products by means of direct response by the customer. As of September 30, 2001, production costs for the television commercial totaled $369,967 and was recorded as other assets. In accordance with Statement of Position 93-7, "REPORTING ON ADVERTISING COSTS," such costs are capitalized and expensed in total the first time the commercial is aired, which occurred in November 2001. Therefore, such amount will be expensed in the quarter ended December 31, 2001.

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

Depreciation and amortization are provided over the estimated useful lives of the related assets, ranging from 3 to 5 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the term of the lease. Depreciation expense totaled $15,714 and $18,925 for the years ended September 30, 2001 and 2000, respectively.

Management of the Company assesses the recoverability of property and equipment by determining whether the net carrying value of such assets can be recovered over their remaining lives through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value (projected discounted cash flows) and is charged to operations in the period in which such impairment is determined by management. Management has determined that there is no impairment of property and equipment at September 30, 2001. However, there can be no assurance that market conditions will not change or demand for the Company's products will continue which could result in asset impairments in the future.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Intangible Assets
-----------------

Intangible assets consist of covenants not to compete, customer lists and goodwill arising from business combinations and are amortized on a straight-line basis. The covenants are amortized over the contractual term of 3 years. The customer lists are amortized over the expected benefit life of 3 years. Goodwill, representing the excess of the purchase price over the estimated fair market value of the net assets of the acquired business, is amortized over the period of expected benefit of 10 years. Amortization expense totaled $46,090 and $53,175 for the years ended September 30, 2001 and 2000, respectively.

The Company assesses the recoverability of these intangible assets by determining whether the net carrying value of such assets can be recovered over their remaining lives through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on fair value and charged to operations in the period in which the impairment is determined by management.

As of September 30, 2001, the Company entered into a plan of reorganization to close all of its acquired retail stores; as a result, at September 30, 2001, the Company wrote-off intangible assets of $216,922, representing the remaining net book value of the retail-related intangible assets at September 30, 2001 (see below).

Advertising
-----------

Except as discussed above relating to television production costs, advertising costs are expensed as incurred. Advertising costs expensed totaled $145,187 and $27,857 in fiscal 2001 and 2000, respectively.

Restructuring Charges
---------------------

As of September 30, 2001, the board of directors of the Company entered into a plan to restructure its operations by phasing out retail stores and servicing its clientele through direct sales (see Note 1). As a result, the Company recognized a restructuring charge of $279,312, consisting of the write-off of intangibles related to acquired retail stores to be closed ($216,922) and the present value of future non-cancelable retail store lease payments ($62,390) (see Note 8).

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

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

Earnings Per Share
------------------

Basic earnings per share ("EPS") is computed as net income divided by the weighted average of common shares for the period (see Note 10). Diluted EPS reflects the potential dilution that could occur from the common shares issued through stock options, warrants and other convertible securities. All potentially dilutive shares, 3,762,557 and 2,437,289 shares as of September 30, 2001 and 2000, respectively, have been excluded from dilutive EPS, as their effect would be anti-dilutive for fiscal 2001 and 2000.

Stock-Based Compensation
------------------------

The FASB has issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must provide pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 7).

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44") "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION 25." FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective on July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME." Under SFAS 130, the Company reports and displays all components of comprehensive income in a full set of financial statements. For fiscal 2001 and 2000, the Company had no items of comprehensive income.

Segments
--------

The FASB has issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." As the Company operates in one segment, the Company has not provided any additional segment disclosures as required under SFAS 131.

Use of Estimates
----------------

In the normal course of preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include the realizability of inventory and long-lived assets. Actual results could differ from those estimates.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB approved two new pronouncements: Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "BUSINESS COMBINATIONS," and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "GOODWILL AND OTHER INTANGIBLE ASSETS." SFAS 141 applies to all business combinations with a closing date after June 30, 2001. This statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. The Company does not expect SFAS 141 and SFAS 142 to have a material impact on its financial statements because its intangible assets are either fully amortized or written-off at September 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS." SFAS 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS 143 to have a material impact on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS." SFAS 144 address financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact on its financial statements.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at September 30, 2001:

                                      ESTIMATED USEFUL LIVES
                                            (IN YEARS)
                                      ------------------------

Equipment                                        3               $      64,841
Software                                         5                      25,219
                                                                 --------------
                                                                        90,060

Less accumulated depreciation                                          (50,447)
                                                                 --------------

                                                                 $      39,613
                                                                 ==============

NOTE 4 - NOTE PAYABLE
---------------------

Note payable consists of the following at September 30, 2001:

Note payable to former franchisee, interest at 8%, principal and interest of $1,538 payable monthly from September 15, 1997 through
July 15, 2000. This note is currently in default.                   $   10,161
                                                                    ===========

Principal maturities are $10,161 for the year ending September 30, 2002.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company had interest expense on notes payable to JCR Advertising, a company owned by a significant stockholder, of approximately $0 and $3,000 for fiscal 2001 and 2000, respectively. At September 30, 2001, the Company had no balance owing to JCR Advertising.

During fiscal 2000, the Company borrowed funds from a shareholder. On June 30, 2001, stockholder notes totaling $150,000 were converted to equity with the issuance of 1,200,000 shares of the Company's common stock (see Note 7). As of September 30, 2001, all notes from stockholders were paid off. Interest expense (including $150,000 of non-cash interest recorded in fiscal 2001 upon the conversion of the notes - see Note 7) on these notes totaled approximately $151,890 and $18,600 for fiscal 2001 and 2000, respectively.

A current board member received $89,480 in cash as consulting compensation for his assistance in funding activities in fiscal 2001 prior to his appointment to the board of directors.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 6 - INCOME TAXES
---------------------

The following is a reconciliation of federal income taxes computed at the statutory rate of 34% to income tax expense as reported for the years ended September 30:

                                                         2001           2000
                                                     ------------   ------------

Expected income tax benefit at 34%                   $(1,164,000)   $  (344,000)
State taxes, net of federal income tax benefit          (200,000)       (59,000)
Change in valuation allowance                          1,364,000        403,000
                                                     ------------   ------------

Income tax expense                                   $         -    $         -
                                                     ============   ============


Deferred tax assets consist of the following as of September 30, 2001:

Net operating loss carryforwards                                    $ 2,975,000
Expenses recognized for granting warrants                               744,000
Other                                                                    14,000
                                                                    ------------
                                                                      3,733,000

Less valuation allowance                                             (3,733,000)
                                                                    ------------

Net deferred tax assets                                             $         -
                                                                    ============

During fiscal 2001 and 2000, the valuation allowance increased by approximately $1,364,000 and $403,000, respectively.

At September 30, 2001, the Company had federal and state net operating loss carryforwards of approximately $8,100,000 and $4,080,000, respectively. If not used to offset future income, these loss carryforwards will expire between 2002 and 2021. Pursuant to the Tax Reform Act of 1986, use of the Company's net operating loss carryforwards may be substantially limited if a cumulative change in ownership of more than 50% occurs within a prescribed testing period. Equity transactions may have resulted in such a change and would likely result in a limitation of the amount of net operating loss that may be used annually. Further, the limitation may render a substantial portion of the Company's net operating loss carryforward unusable.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 6 - INCOME TAXES, CONTINUED
--------------------------------

Based on numerous factors, including but not limited to the Company's historical losses and the uncertainty regarding net operating loss carryforward limitation, management believes that it cannot currently demonstrate that it is more likely than not that it will fully realize all of the benefits of deferred tax assets existing at September 30, 2001. Accordingly, a valuation allowance has been provided for the full amount of the Company's deferred tax assets.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Stock Issuances
---------------

On December 14, 1999, the Company issued 127,844 shares of common stock in exchange for $66,500 of indebtedness due to OWN (see Note 9).

On September 30, 2000, the Company committed to issue 36,000 shares of common stock for consulting fees and 45,000 shares of common stock for directors' fees. These shares were earned in fiscal 2000 and were valued at $0.25 per share for a total of $20,250 based on an outstanding private placement offering at $0.25 (see below).

On May 4, 2000, the Company sold 400,000 shares of common stock to a third party for $50,000. In conjunction with this sale, warrants to purchase 400,000 shares of the Company's common stock at $0.125 per share were granted to this third party as an incentive to purchase the stock. Therefore, the granting of the warrants had no net impact on operations or equity.

On May 1, 2000, OWN exercised warrants to acquire 958,521 shares of common stock for $175,000 in cash and $51,569 in services (see Note 9).

During the years ended September 30, 2001 and 2000, the Company issued 95,911 and 103,135 shares of stock, respectively, for transactions that were recorded in the Company's fiscal 2000 and 1999 financial statements. The value of such shares was previously recorded as shares subscribed; therefore, the issuances had no net impact on operations or equity.

Pursuant to private placement memorandums, the Company issued 11,510,370 shares (including 189,370 shares issued to finders) and committed to issue an additional 400,000 shares for proceeds to the Company of $2,699,350 (net of issuance costs of $297,271) during the year ended September 30, 2001.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

The Company issued 534,500 shares of common stock for services valued at $243,928 during the year ended September 30, 2001. Shares were valued at the estimated market value at date of issuance (based on the closing price of the Company's common stock).

During the year ended September 30, 2001, the Company defaulted on $150,000 of stockholder notes and accrued interest payable (see Note 5). According to the note agreement, the holder of the note had the right upon default to convert all unpaid principal and accrued interest into common stock of the Company at a conversion price of $0.125 per share. Further, upon conversion, the note holder would also be granted warrants to purchase additional shares (equal to the number shares converted) at an exercise price of $0.25 per share for a period of three years. Pursuant to APB 14, EITF 98-5 and EITF 00-27, the Company has recorded the value of the beneficial conversion feature and the related warrants in fiscal 2001 when the conversion feature was no longer contingent on a future event. The combined value of the beneficial conversion feature and the related warrants was $150,000 that was recorded to additional paid-in capital and interest expense. As a result, the Company issued 1,200,000 shares of common stock at $0.125 per share and warrants to acquire an additional 1,200,000 shares of common stock at $0.25 per share.

In addition, during the year ended September 30, 2001, the Company issued 51,912 shares of common stock to convert another note payable totaling $12,978 at $0.25 per share. There was no beneficial conversion associated with this note payable.

Stock Options
-------------

The Company has adopted the 1998 Stock Option Plan of Biozhem Cosmeceuticals, Inc. (the "Plan"). The purpose of the Plan is to provide officers and employees of the Company and other eligible individuals an incentive through grant of options to acquire stock in the Company and encourage them to remain in the Company's service.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

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

The exercise price of any options granted under the Plan may not be less than 100% of the fair market value of the underlying shares of Common Stock on the day the option is granted, except that, with respect to options granted to persons owning more than 10% of the Common Stock on the date of the grant at which time the price must be at least 110% of the fair market value. The Plan was approved by a vote of the stockholders. No options were granted under the Plan in fiscal 2000. During 2001, the Company granted Plan options to purchase 125,000 shares at an exercise price of $0.42 per share to an employee. The options vest over a period of three years and expire in ten years.

During the year ended September 30, 2001, the Company granted non-Plan options to purchase 1,000,000 shares at an exercise price of $0.25 per share to its directors, valued under APB 25 at $260,000.

In fiscal 2000, the Company granted non-Plan options to purchase 1,608,000 shares at an exercise price of $0.25 per share to consultants, valued under SFAS 123 at $368,000. In fiscal 2001, the Company granted non-Plan options 1,850,000 shares at an exercise price of $0.25 per share to consultants, valued under SFAS 123 at $809,000.

The fair value of each option or warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2001            2000
                                                 -------------   --------------

      Expected dividend yield                               0%               0%
      Weighted average expected stock price
        volatility                                        129%             108%
      Risk free interest rate                             5.4%             6.0%
      Expected life of option                     1 to 3 years   3 to 3.5 years

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

Stock Warrants
--------------

In October 1999, the Company amended its agreement with OWN (see Note 9). As part of that amendment, the Company agreed to lower the exercise price of 888,666 of the 1,000,000 Class A Warrants from $0.56 to $0.15 per share. The repricing of these warrants resulted in variable award accounting under FIN 44. Because of the decline in the Company's stock price since the date of the original warrant grant, no additional expense was required for the year ended September 30, 2000 under variable award accounting. 958,521 of these warrants were exercised on May 1, 2000 and the remaining 41,479 of the Class A Warrants were cancelled as part of the Company's termination of its management agreement with OWN (see Note 9).

In January 2001, the Company issued 25,000 warrants with an exercise price of $0.25 per share to an unrelated third party for interest on a note payable. The estimated fair value of these warrants under SFAS 123 totaled $6,250 and has been expensed during the year.

In June 2001, the Company issued 1,200,000 warrants with an exercise price of $0.25 per share to an unrelated third party in connection with the conversion of the related note payable (see above).

During the year ended September 30, 2001, the Company granted 245,000 warrants with an exercise price of $0.25 per share for services rendered, valued under SFAS 123 at $99,300.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

The following is a summary of stock option and warrant activity during fiscal 2001 and 2000:

                                                                  WEIGHTED
                                                                  AVERAGE
                                                     SHARES        PRICE
                                                  -----------    ---------

         Outstanding at September 30, 1999         2,511,697     $   0.59
                  Granted                          2,008,000         0.23
                  Exercised                         (958,521)       (0.24)
                  Cancelled                          (61,479)       (0.50)
                                                  -----------    ---------

         Outstanding at September 30, 2000         3,499,697         0.39
                  Granted                          4,445,000         0.25
                  Exercised                                -            -
                  Cancelled                          (62,000)       (0.84)
                                                  -----------    ---------

         Outstanding at September 30, 2001         7,882,697     $   0.31
                                                  ===========    =========

         Exercisable at September 30, 2001         4,907,697     $   0.34
                                                  ===========    =========

         Weighted average fair market value of
            options and warrants granted:
                  Fiscal 2000                                    $   0.37
                                                                 =========
                  Fiscal 2001                                    $   0.47
                                                                 =========


The following table summarizes information about stock options and warrants outstanding at September 30, 2001:

                                           Outstanding                                     Exercisable
                      -------------------------------------------------------    --------------------------------
                                            Weighted
                                             Average
                                            Remaining           Weighted                           Weighted
    Range of                               Contractual           Average                           Average
 Exercise Price           Total               Life           Exercise Price         Total       Exercise Price
------------------    ---------------    ----------------    ----------------    ----------     ---------------
$0.01 - $0.49          6,945,000           2.5 years         $   0.26            3,970,000        $     0.26
$0.50 - $1.00            937,697           1.4 years             0.68              937,697              0.68
                      -----------                            ---------          -----------       -----------
                       7,882,697                             $   0.31            4,907,697        $     0.34
                      ===========                            =========          ===========       ===========

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

SFAS 123 Pro Forma Information
------------------------------

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the assumptions listed above.

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

If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS 123, net loss and loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                                    2001              2000
                                                               --------------    --------------
Net loss attributable to common stockholders, as reported      $  (3,423,690)    $  (1,010,356)
Net loss attributable to common stockholders, pro forma        $  (3,529,940)    $  (1,010,356)
Loss per share, as reported                                    $       (0.22)    $      (0.12)
Loss per share, pro forma                                      $       (0.22)    $      (0.12)

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 8 - COMMITMENTS
--------------------

Leases
------

The Company leases its facilities and equipment under non-cancelable operating leases expiring in October 2004. Rent expense in fiscal 2001 and 2000 was approximately $213,000 and $212,000, respectively, and future commitments are approximately $60,000, $22,000, and $2,000 in fiscal 2002, 2003, and 2004, respectively.

Marketing Agreement
-------------------

On September 22, 2000, Biozhem signed a License and Supply Agreement with Advanced Tissue Sciences, Inc., a Delaware Corporation ("ATS"), which gives Biozhem the exclusive right to market skin care products containing ATS' Nutrient Solution in the direct response market for a period of ten years providing that sales goals are reached. Biozhem will also pay to ATS a royalty and periodic milestone payments that are dependent on achieving certain annual and cumulative sales levels. For the years ended September 30, 2001 and 2000, the Company has recorded no royalties to ATS under this agreement.

On August 31, 2001, Biozhem entered into a royalty agreement with the actress in its commercial (see Note 2) requiring that Biozhem pay the actress royalties equal to 1.5% of retail gross sales in connection with the sale of the product advertised on the commercial. At September 30, 2001, no amounts are owing under this agreement.

NOTE 9 - MANAGEMENT AGREEMENT
-----------------------------

The Company entered into a management agreement in fiscal 1999 with One World Networks Integrated Technologies, Inc. ("OWN"). OWN was engaged by the Company to exclusively provide and perform for and on behalf of the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. For its services, OWN was to receive a monthly management fee of 40% of pre-tax net income, 1,000,000 Class A warrants and other contingent warrants (which were never earned). In addition, OWN agreed to loan the Company up to $50,000 to cover operational cash flow needs.

In October 1999, the Company amended the Agreement. As part of the amendment, OWN agreed to increase its loan available to the Company to $100,000 and to purchase 127,844 shares common stock for $66,500. The Company opted thereafter to cancel its debt to OWN rather than collect the $66,500 from OWN (see Note 7). In consideration for these transactions, the Company agreed to lower the exercise price of 888,666 of the Class A Warrants from $0.56 to $0.15 per share (see Note 7).

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 9 - MANAGEMENT AGREEMENT, CONTINUED
----------------------------------------

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

On September 22, 2000, the Company entered into a management agreement with Beauty Resource, Inc. ("BR"). BR was engaged by the Company to provide and perform for the Company all management services reasonably necessary for the proper and efficient operation of the Company for a five-year period. BR personnel assigned to manage the day-to-day activities of the Company included individuals designated as the Company's CEO and COO.

BR was entitled to a reimbursement, which was to be a payment of $15,000 per month. In addition, commencing April 1, 2001 and continuing on the first day of each quarter thereafter during the remaining term of the agreement, the Company was to pay BR a fee in the amount of 0.5% of the sales (net of returns and allowances) of the Company for the preceding quarter.

Upon signing of the agreement, the Company awarded the new CEO options to purchase 100,000 shares of the Company common stock at an exercise price of $0.25 per share, to be exercised on or before September 30, 2003.

In addition, as defined in the agreement, BR was entitled to performance options up to 2,000,000 shares through March 31, 2006 at $0.25 per share based on achieving certain sales targets, 3,000,000 shares through March 31, 2006 at $0.25 per share based on achieving certain pre-tax net income levels, and cash bonuses of up to 5% of pre-tax net income based on achieving certain ratios of pre-tax net income to sales. As of September 30, 2000 and 2001, no such options or cash awards had been earned by BR.

During the year ended September 30, 2001, the Company terminated the agreement with BR and assumed all functions and duties of BR as set forth in the agreement. For the year ended September 30, 2001, the Company recorded $302,500 (including 337,500 shares of common stock granted to BR, valued at $0.60 per share - see Note 7) as compensation for services rendered by BR.

--------------------------------------------------------------------------------

                                                    BIOZHEM COSMECEUTICALS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

                                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

================================================================================


NOTE 10 - EARNINGS PER SHARE
----------------------------

The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended September 30, 2001 and 2000:

                                                               2001               2000
                                                          --------------     --------------
Numerator for basic and diluted loss per share:
    Net loss charged to common stockholders               $  (3,423,690)     $  (1,010,356)

Denominator for basic and diluted loss per share:
    Weighted average shares                                  15,779,337          8,711,648
                                                          --------------     --------------

      Basic and diluted loss per share                    $       (0.22)     $       (0.12)
                                                          ==============     ==============

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

In November 2001, the Company launched its television commercial recognizing expense of $369,967 relating to capitalized television production costs recorded at September 30, 2001 (see Note 2). Management has indicated that it is too early to tell the impact of the new television commercial on future operations of the Company.

Subsequent to September 30, 2001, the Company issued the 400,000 shares, which were previously recorded as committed shares. As the cash receipt related to the issuance of these shares was recorded in fiscal 2001, these issuances had no net impact on operations or equity. In addition, the Company sold 200,000 shares of common stock for $50,000 in cash pursuant to a private placement memorandum.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                                                        Director
              Name                  Age      Position                    Since
              ----                  ---      --------                    -----

         James S. Chapin            44       Chairman                     2001

         Stan R. Wylie              59       Director and Chief           1995
                                             Financial Officer

         Lawrence A. Rheins         48       Director                     2001

         David M. Lewis             48       Director                     2001

         Dean J. Hastas             48       Director                     2001

         Marti Wolf                 59       President

JAMES S. CHAPIN was co-founder of SierraSilicon, a corporate financial consulting firm headquartered in Northern California. He has been a principal in that business since June, 1998. The mission of SierraSilicon is to assist early and second stage companies with a wide-range of business services that include business plan preparation, corporate strategy refinement and fund raising. Mr. Chapin spent five years with International Business Machines in Farmington, Connecticut in various executive positions, followed by ten years in the investment securities industry with Smith Barney and Tucker Anthony in Hartford, Connecticut. In 1994, he was recruited by publicly traded, Brush Creek Mining and Development Co., Inc., Grass Valley, California, and served as its CEO and Chairman until May 1998. During his tenure, Mr. Chapin raised approximately $15 million of equity financing, negotiated a joint-venture agreement and steered the company through a variety of hurdles. Mr. Chapin graduated from Trinity College in Hartford, Connecticut and attended MBA courses at the University of Hartford and the University of Connecticut. He also attended the Executive MBA Program at the Tuck School at Dartmouth.

STAN R. WYLIE has been a director of Biozhem since December 1995. On September 28, 2000, he was named Chief Financial Officer. Since March 1995 he has been a self employed financial consultant. Several related technology companies located in the Houston and Dallas areas employed Mr. Wylie from 1992 to 1995. Mr. Wylie was Chief Financial Officer of the Company from 1986 to 1991 and was formerly a Certified Public Accountant. He holds an MBA Degree from Michigan State University

LAWRENCE A. RHEINS is founder and Executive Vice President of Dermtech International, a comprehensive skin testing laboratory that focuses on testing dermatology, cosmetic and personal care products. He has been Executive Vice President since 1999 and served as President and CEO from 1996 to 1999. He has over two decades of experience in clinical toxicology, immunology, dermatology and in vitro toxicology alternatives. Among his previous appointments, Dr. Rheins served as Executive director of In Vitro technology at Advanced Tissue Sciences and as Manager of Proctor & Gamble's Professional and Regulatory Services Skin Care Division. He was also Director of Clinical Safety and Toxicology at Hill Top Research, Inc. He received his Ph.D., M.S. and B.S. from the University of Cincinnati.

DAVID M. LEWIS was the co-founder served as CEO of Jupiter Power International Inc. from 1996 to 2000. Jupiter, a publicly traded company that specialized in the production of electricity, concluded a number of joint ventures to install and operate power projects in Asia, the largest of which stemmed from the formation of a 50% owned subsidiary in Cambodia with Caterpillar Power Ventures Inc. Jupiter Power International recently merged with Maxim Power Corp., a Canadian Venture Exchange corporation.

DEAN J. HASTAS has been employed since 1992 at Adelphia Communications (one of the world's largest cable companies), where he is currently a Senior Systems Analyst. In addition, he is the CFO of Investrak LLC(TM) where he designed and developed a software application that tracks stocks, bonds and mutual funds. Investrak is used by brokerage houses, accountants and day traders, and has received several industry awards.

MARTI WOLF was elected President of the Company on July 14, 1999. From 1997 to 1999 Ms. Wolf was president of MW Consulting Group, a marketing strategies and development firm. From 1990 to 1997, Ms. Wolf served as senior vice president for Los Angeles-based Kent & Spiegel Direct, a national marketing firm specializing in direct response television.

Board of Directors Compensation
-------------------------------

         Director compensation has been $3,000 per year. Each year this amount was paid in stock valued at the market price in lieu of cash. On September 1, 2001, the Board of Directors changed this policy and the new outside directors, appointed on August 28, 2001, each received a one-time award of 200,000 options to purchase common stock at $0.25 per share, expiring September 17, 2006, resulting in a total compensation expense of $260,000 ($52,000 per director) for financial statement purposes. The two directors who resigned in August, 2001, received a total of 11,000 shares valued at $0.25 per share.

ITEM 10. EXECUTIVE COMPENSATION

         As of September 30, 2001, aggregate annual cash remuneration paid by the Company to the persons who are officers of the Company and all such officers and directors of the Company as a group is as follows:

                                              Summary Compensation Table

                                                             Annual                                 Long-Term
                                                          Compensation                            Compensation

------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
                                                                                           Restricted   Shares
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
Name and Principal                          Fiscal                             Other       Stock        Underlying
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
Position                                     Year    Salary      Bonus    Compensation**   Awards       Options
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
James S. Chapin (1)                         2001     $ 0           $ 0       $ 0              $ 0          500,000
Chairman of the
Board
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
John C. Riemann  (2)                        2001     $ 0           $ 0       $2,750           $ 0          125,000
Chief Executive
Officer
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
Marti Wolf                                  2001     $100,000      $ 0       $ 0              $ 0          125,000
President
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
Stan Wylie                                  2001     $ 0           $ 0       $ 0              $ 0          125,000
Chief Financial
Officer
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
John C. Riemann                             2000     $ 0           $ 0       $3,750           $ 0          250,000
Chairman of the Board and Chief
Executive Officer
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
Marti Wolf                                  2000     $100,000      $ 0       $ 0              $ 0          0
President
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
Stan Wylie                                  2000     $ 0           $ 0       $3,750           $ 0          200,000
Chief Financial
Officer
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------
John C. Riemann                             1999     $79,167       $ 0       $2,375           $ 0          0
Chairman of the Board and Chief
Executive
------------------------------------------- -------- ----------- -------- ---------------- ------------ -------------

(1) Received an additional 1,000,000 options for consulting services prior to becoming Chairman of the Board on August 28, 2001.
(2)      Resigned as CEO and Chairman of the Board on August 28, 2001.

** On August 28, 2001, 11,000 shares of the Company's common stock valued at $0.25 per share were issued in lieu of cash payment for director's fees. On September 30, 2000, 15,000 shares of the Company's common stock valued at $0.25 per share were committed to be issued in lieu of cash payment for director's fees.

Stock Options Granted in Fiscal 2001

          The following tables set forth certain information with respect to stock options granted to the persons named in the Summary Compensation Table during the fiscal year ended September 30, 2001.

                                 Options Granted

                                Individual Grants

------------------  ------------- ------------------- ------------- ------------
                    Number of     Percent of Total
                    Securities    Options Granted
                    Underlying    To                  Exercise or
                    Options       Employees in        Base Price    Expiration
Name                Granted       Fiscal Year         ($/Sh)        Date
------------------  ------------- ------------------- ------------- ------------
John C. Riemann          125,000               11.1%         $0.25      6/30/04
------------------  ------------- ------------------- ------------- ------------
Stan Wylie               125,000               11.1%         $0.25      6/30/04
------------------  ------------- ------------------- ------------- ------------
Marti Wolf               125,000               11.1%         $0.42      1/11/09
------------------  ------------- ------------------- ------------- ------------
James S. Chapin          500,000               44.6%         $0.25      9/17/06
------------------  ------------- ------------------- ------------- ------------

Stock Options Exercised in Fiscal 2001; Fiscal Year-End Values

         The following table sets forth certain information as to each exercise of stock options during the year ended September 30, 2001, by the persons named in the Summary Compensation Table and the fiscal year-end value of unexercised options:

                     Aggregated Options Exercises in Fiscal 2001 and Year-End Option Value

                          Number of Securities        Value of Unexercised
                          Underlying Unexercised      In-the-Money Options
---------------- ----------- ---------- ---------------- ---------------- ----------------- ------------------
                 Shares                 Options at                        at
                 Acquired               September                         September 30,
                                        30,2001                           2001
                 On          Value
Name             Exercise    Realized   Exercisable      Unexercisable    Exercisable       Unexercisable
---------------- ----------- ---------- ---------------- ---------------- ----------------- ------------------
John C. Riemann     -0-         -0-             600,000        -0-                $216,750         -0-
---------------- ----------- ---------- ---------------- ---------------- ----------------- ------------------
Stan Wylie          -0-         -0-             425,000        -0-                $166,000         -0-
---------------- ----------- ---------- ---------------- ---------------- ----------------- ------------------
Marti Wolf          -0-         -0-              50,000      75,000                $13,500       $20,250
---------------- ----------- ---------- ---------------- ---------------- ----------------- ------------------
James S             -0-         -0-           1,500,000        -0-                $660,000         -0-
Chapin
---------------- ----------- ---------- ---------------- ---------------- ----------------- ------------------

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables sets forth, as of September 30, 2001, the name, number of shares of preferred stock, common stock, options, warrants and rights owned of record by each person or entity who owns more than five percent (5%) of the outstanding shares of any class of securities or is a director or officer of the Company, and the number of shares owned by all officers and directors as a group, together with percentage holdings of such shares.

                 NAME AND         NUMBER OF SHARES
TITLE OF        ADDRESS OF             OWNED                      PERCENT OF
 CLASS            OWNER             BENEFICIALLY                    CLASS
 -----            -----             ------------                    -----

         (1)      Each of the persons who are officers and directors:

Common     James S. Chapin          1,500,000 shares (a)             5.7%
           13000 Echo Glen Rd
           Grass Valley, CA 95945

Common     Stan R. Wylie              583,925 shares (b)             2.2%
           15306 Quiet Creek
           Houston, TX 77095

Common     Lawrence A. Rheins, PhD    200,000 shares (c)             0.8%
           165 Calle Del Rancho
           Escondido, CA 92025

Common     David M. Lewis             640,000 shares (d)             2.4%
           6719 Larch Ct. S.W.
           Calgary, Alberta
           Canada T3E6E9

Common     Dean J. Hastas             234,600 shares (e)             0.9%
           421 2nd Ave.
           Olean, NY 14760

Common     Marti Wolf                 125,000 shares (f)             0.5%
           25651 Atlantic Ocean Dr.
           Lake Forest, CA 92630

         (2)      All officers and directors as a group:

Common                              3,283,525 shares                12.4%

         (3) Each shareholder who owns more than 5% of any class of the Company's stock including those shares subject to outstanding options:

Common     John C. Riemann          1,452,732 shares (g)             5.7%
           19641 Descartes
           Foothill Ranch, CA
           92610

Common     Clifford N. Fowler       2,592,856 shares (h)            10.3%
           3113 Professional Dr #5
           Auburn, CA 95603

Common     Ilse Rickert             1,900,000 shares                 7.5%
           Dorfstrasse 42
           Willingrande 24626, Germany

(a) Includes 1,500,000 shares underlying options which are exercisable as of the date of this report
(b) Includes 425,000 shares underlying options which are exercisable as of the date of this report
(c) Includes 200,000 shares underlying options which are exercisable as of the date of this report
(d) Includes 200,000 shares underlying options which are exercisable as of the date of this report
(e) Includes 200,000 shares underlying options which are exercisable as of the date of this report
(f) Includes 125,000 shares underlying options which are exercisable as of the date of this report
(g) Includes 600,000 shares underlying options which are exercisable as of the date of this report
(h) Includes 1,321,428 shares underlying warrants which are exercisable as of the date of this report

         (4) Options, warrants and rights: As of September 30, 2001, there were 7,882,697 shares of Common Stock granted as options and/or warrants to key officers and employees, consultants and other service providers of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 2001, the following were the only transactions or series of transactions with Biozhem in which the amount involved exceeded $60,000, and in which any of directors Chapin, Lewis, Hastas, Rheins, Riemann, Wylie, and Goldsberry or members of their immediate families, had a direct or indirect material interest (and any proposed transactions of a similar type).

         James S. Chapin, prior to his appointment to the Board of Directors on August 28, 2001, received $89,480 as consulting compensation for his assistance in funding activities.

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

10.9 Asset Purchase Agreement between Entourage International, Inc. and Diamond Falcon Corporation dated December 29, 1994. (1)

10.10    Master Transaction Agreement (1)

10.11 Agreement and plan of merger with shareholders of Biogime Franchise Services USA, Inc. (1)

10.12    1998 Stock Option Plan for Biozhem Cosmeceuticals, Inc. (1)

10.13 Management Agreement between One World Networks Integrated Technologies, Inc. and Biozhem Cosmeceuticals, Inc. dated July 14, 1999
         (1)

10.14 Multi-Party Amendment No. 1 to Management Agreement dated July 14, 1999, dated October 13, 1999 (1)

10.15 Termination Agreement dated May 1. 2000 terminating Management Agreement dated July 14, 1999 (1)

10.16 License and Supply Agreement dated September 22, 2000 between Advanced Tissue Sciences, Inc. and Biozhem Cosmeceuticals, Inc. (1)

10.17 Management Agreement dated September 22, 2000 between Beauty Resource, Inc. and Biozhem Cosmeceuticals, Inc. (1)

         (b) Reports on Form 8-K

             None

         Subsidiary of Registrant (1)

         (1) Previously Filed.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIOZHEM COSMECEUTICALS, INC.


                                     BIOZHEM COSMECEUTICALS, INC.
                                     /s/ Marti Wolf

                                     MARTI WOLF
                                     President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                          Title                             Date
---------                          -----                             ----

/s/ James Chapin              Chairman of the Board             January 14, 2002
JAMES CHAPIN              (Principal Executive Officer)

/s/ Stan R Wylie               Director and Chief               January 14, 2002
STAN R WYLIE                   Financial Officer
                         (Principal Financial Officer)

/s/ Lawrence Rheins                Director                     January 14, 2002
LAWRENCE RHEINS

/s/ David Lewis                    Director                     January 14, 2002
DAVID LEWIS

/s/ Dean Hastas                    Director                     January 14, 2002
DEAN HASTAS

/s/ Robert V. Hill, Jr.    Principal Accounting Officer         January 14, 2002
ROBERT V.HILL, JR