Form 10QSB
period 2001-12-31
BIOZHEM COSMECEUTICALS INC
filed 2002-02-19
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                  Form 10 - QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                        Commission file number 1 - 14725
                                               ---------

                          BIOZHEM COSMECEUTICALS, INC.
                 (name of Small Business Issuer in its charter)

Texas                                       76 - 0118305
-----                                       ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

25651 Atlantic Ocean Drive A-10
Lake Forest, California                                92630
-----------------------                                -----
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code (949) 707-4030
                                               --------------
Securities registered pursuant to section 12(b) of act: None Securities registered pursuant to section 12(g) of act: None

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

         As of February 14, 2002 there were 23,567,741 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Index to Condensed Financial Statements
                     ---------------------------------------

                                                                            Page
                                                                            ----

Condensed Balance Sheets
         December 31, 2001 (unaudited) and September 30, 2001                3

Condensed Statements of Operations (unaudited)
         For the Three Months Ended December 31, 2001
         and December 31, 2000                                               4

Condensed Statements of Cash Flows (unaudited)
         For the Three Months Ended December 31, 2001
         and December 31, 2000                                               5

Notes to Condensed Financial Statements (unaudited)                         6-7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 8

                           PART II - OTHER INFORMATION

ITEM 1

                            BIOZHEM COSMECEUTICALS, INC.
                              CONDENSED BALANCE SHEETS


ASSETS
                                                          Dec 31        Sept 30,
                                                           2001           2001
                                                      -------------   -------------
                                                       (unaudited)
Current assets:
Cash                                                  $    102,793    $    556,179
Accounts receivable                                         31,323              --
Inventory                                                  170,399          57,572
Prepaid expenses and other current assets                   54,257         124,565
Capitalized television production costs                         --         369,967
                                                      -------------   -------------

Total current assets                                       358,772       1,108,283

Property and equipment, net                                 38,065          39,613

Deposits and other assets                                   21,348          26,538
                                                      -------------   -------------

Total assets                                          $    418,185    $  1,174,434
                                                      =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities              $    397,728    $    344,566
Notes payable                                               10,161          10,161
                                                      -------------   -------------

       Total current liabilities                           407,889         354,727
                                                      -------------   -------------

Stockholders' equity:
Preferred stock, $1.00 par value; 10,000,000 shares
  authorized; no shares issued and outstanding                  --              --
Common stock, $.001 par value; 100,000,000 shares
  authorized; 23,567,741 and 22,967,741 shares
  issued and outstanding at December 31, 2001 and
  September 30, 2001, respectively                          23,568          22,968
Common stock subscribed, $.001 par value; 0 shares
  and 400,000 shares committed at December 31, 2001
  and September 30, 2001, respectively                          --             400
Additional paid-in capital                              10,537,581      10,487,781
Accumulated deficit                                    (10,550,853)     (9,691,442)
                                                      -------------   -------------

Total stockholders' equity                                  10,296         819,707
                                                      -------------   -------------

Total liabilities and stockholders' equity            $    418,185    $  1,174,434
                                                      =============   =============

The accompanying notes are an integral part of the condensed financial statements.



                            BIOZHEM COSMECEUTICALS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS


                                                          Three            Three
                                                          Months           Months
                                                          Ended            Ended
                                                          Dec.31,          Dec.31,
                                                           2001             2000
                                                       -------------   -------------
                                                        (unaudited)     (unaudited)
Net sales                                              $    230,669    $    186,521
Cost of sales                                                43,021          30,942
                                                       -------------   -------------

                 Gross margin                               187,648         155,579
                                                       -------------   -------------

Expenses:
  Selling, general and administrative                     1,043,439         474,673
  Advertising                                                   322          11,570
  Depreciation and amortization                               3,298          14,880
                                                       -------------   -------------
                      Total expenses                      1,047,059         501,123
                                                       -------------   -------------

                      Operating loss                       (859,411)       (345,544)

Interest expense                                                 --          (1,323)

Other income                                                     --           6,661
                                                       -------------   -------------

                      Net loss                         $   (859,411)   $   (340,206)
                                                       =============   =============

Net loss per common share                              $      (0.04)   $      (0.03)
                                                       =============   =============

Weighted average number of common shares outstanding     23,467,741      11,878,200
                                                       =============   =============

The accompanying notes are an integral part of the condensed financial statements.

                                         4

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                          Three         Three
                                                          Months        Months
                                                          Ended         Ended
                                                          Dec 31,       Dec 31,
                                                          2001           2000
                                                       ----------     ----------
                                                      (unaudited)    (unaudited)

Net cash (used in) operating activities                $(496,786)     $(446,386)

Net cash  (used in) investing activities                  (1,600)        (4,256)

Net cash provided by financing activities                 45,000        864,309
                                                       ----------     ----------

Net increase (decrease) in cash                         (453,386)       413,667

Cash at beginning of period                              556,179         61,215
                                                       ----------     ----------

Cash at end of period                                  $ 102,793      $ 474,882
                                                       ==========     ==========

The accompanying notes are an integral part of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1- INTERIM FINANCIAL STATEMENTS.
-------------------------------------

The accompanying condensed financial statements have been prepared in accordance with instructions to quarterly reports on form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2001 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for periods ended December 31, 2001 are not necessarily indicative of operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK
---------------------------------

During the three-month period ended December 31, 2001, the Company issued 400,000 shares of stock to third parties for transactions that were recorded in the Company's September 30, 2001 financial statements. The value of such shares was recorded previously as shares subscribed; therefore the issuance had no net impact on operations or equity.

Pursuant to a private placement memorandum dated September 3, 2001, the Company issued 200,000 shares of common stock valued at $0.25 per share to an outside investor for total proceeds to the Company of $45,000 (net of issuance costs of $5,000) during the three-month period ended December 31, 2001.

NOTE 3 - LOSS PER SHARE
-----------------------

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 7,882,697 shares of common stock were excluded from the computation of the diluted loss per share, as they would have been anti-dilutive.

NOTE 4 - CAPITALIZED TELEVISION PRODUCTION COSTS
------------------------------------------------

In March 2001, the Company entered into an infomercial consultation agreement with a third party to produce a television commercial designed to sell certain skin care products by means of direct response by the customer. As of September 30, 2001, production costs for the television commercial totaled $369,967 and was recorded as other assets. In accordance with Statement of Position 93-7, "Reporting on Advertising Costs," such costs are capitalized and expensed in total the first time the commercial is aired, which occurred in November 2001. Therefore, such amount was expensed in the quarter ended December 31, 2001.

NOTE 5 - GOING CONCERN
----------------------

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and limited operating revenues for the three-month period ended December 31, 2001. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity and to achieve its 2002 operating plan, which contemplates significantly increased revenues, improved operating results and increased cash flow from operations. There can be no assurances that the Company will be successful in these regards. If management cannot achieve the 2002 operating plan because of sales shortfalls, reduced profit margins or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty (including any impairment losses on long-lived assets).

NOTE 6 - SEGMENT REPORTING
--------------------------

The Company is currently operating under one business segment. Thus, no reporting is required.

NOTE 7 - CONTINGENCY
--------------------

On September 22, 2000, the Company entered into a Supply & License Agreement with Advanced Tissue Sciences, Inc., a Delaware corporation ("ATS"), which grants the Company the exclusive rights to become the sole, worldwide direct response marketing partner for an ATS nutrient solution, NouriCel(TM). On January 1,2002, due to changes in development timelines, the Company and ATS amended the agreement to change the first contract year to the period from January 1,2002 until December 31,2002, to delay the payment of the first milestone payment of $1,000,000 to November 30, 2002 and to increase the annual minimum exclusivity threshold royalty payment in contract year one from $1,500,000 to $2,000,000.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

In January, pursuant to a private placement memorandum dated January 2, 2002, outside investors subscribed to 1,000,000 units valued at $0.25 per unit (each unit consisting of one share of common stock and a warrant to purchase one share of common stock at $0.25 per share). Proceeds to the Company were $225,000 (net of issuance costs of $25,000).

On February 1,2002, the Board of Directors named James Chapin as Chief Executive Officer of the Company. Chapin has been Chairman of the Board of Directors of the Company since August 28, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to experience severe liquidity shortages. Cash at December 31, 2001 was $102,793 which is a $453,386 decrease from the balance at September 30,2001.

At December 31, 2001 the Company's ending inventory balance increased by $112,828 over the balance as of September 30, 2001 in order to provide adequate inventory levels to support the Company's national direct response television (infomercial) campaign.

In October2001, pursuant to a private placement memorandum, the Company issued 200,000 shares for proceeds to the Company of $45,000 (net of issuance costs of $5,000).

The Company must still rely primarily on operating cash flow and cash management to sustain its operations. If management cannot achieve its 2002 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to further reduce expenses or undertake other actions as may be appropriate. Subsequent to December 31,2001, the Company received $225,000 from sales of shares pursuant to a private placement memorandum.

The Company's continued existence is dependent upon its ability to achieve its 2002 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards.

GOING CONCERN
-------------

The Company's independent certified public accountants have stated in their report included in the Company's 2001 Form 10-KSB that the Company has recurring losses and has negative cash flow from operations for each of the last two fiscal years. The Company has a loss from operations and limited operating revenues for the three-month period ended December 31, 2001. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern.

             RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 2001
             -------------------------------------------------------
                  COMPARED WITH QUARTER ENDED DECEMBER 31, 2000
                  ---------------------------------------------

Net sales for the quarter ended December 31, 2001 were $230,669 compared with net sales of $186,521 for the quarter December 31, 2000. The increase in net sales was due to product sales during the test marketing of its national infomercial.

Gross margin was 81.3% for the quarter ended December 31, 2001 and 83.4% for the quarter ended December 31, 2000. This decreased gross margin was due to a reduced selling price for the company's RevitaCel product during the testing of its national infomercial.

Selling, general and administrative expenses increased approximately $568,766 for the quarter ended December 31, 2001 compared with the quarter ended December 31, 2000 due to expenses of $254,794 incurred during the refinement and testing of its national infomercial and the expense of the capitalized production costs of $369,967 for the infomercial.

As result of the above, the net loss for the quarter ended December 31, 2001 was $859,411 ($.04 per share), compared with a net loss of $340,206 ($.03 per share) for the quarter ended December 31, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

          None

Item 2. Changes in Securities
        ---------------------

During the three-month period ended December 31, 2001 the Company issued 400,000 "restricted" (as that term is defined under Rule 144 of the Securities Act of 1933) shares of stock. The value of such shares was recorded previously as shares subscribed; therefore, the issuance had no net impact on operations or equity. Additionally, pursuant to a private placement memorandum dated September 3, 2001, the Company issued 200,000 shares of "restricted' common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $45,000 (net of issuance costs of $5,000).

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

                                               BIOZHEM COSMECEUTICALS, INC.
                                               ----------------------------
                                                       (registrant)

Date: February 19, 2002                        By: /s/ James Chapin
                                                   -----------------------------
                                                   James Chapin
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                               By: /s/ Stan R. Wylie
                                                   -----------------------------
                                                   Stan R Wylie
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)