Form 10QSB
period 2002-03-31
BIOZHEM COSMECEUTICALS INC
filed 2002-05-15
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002


                         Commission file number 1-14725
                                                -------

                          BIOZHEM COSMECEUTICALS, INC.
                 (Name of Small Business Issuer in its charter)



Texas                                                 76-0118305
-----                                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

11884 Tammy Way
Grass Valley, CA                                              95949
----------------                                              -----
(Address of Principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code (530) 271-1911
                                               --------------

25651 Atlantic Ocean Drive A-10, Lake Forest, California 92630
--------------------------------------------------------------
(former address, it changed since last report)
Securities registered pursuant to section 12(b) of act: None
Securities registered pursuant to section 12(g) of act: Common stock $.001 par value.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  _X__                  No  ____

         As of May 10, 2002, there were 25,003,741 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.

PART 1 - FINANCIAL INFORMATION


Item 1.           Financial Statements


                     Index to Condensed Financial Statements
                     ---------------------------------------


                                                                            Page
                                                                            ----
Condensed Balance Sheets
         March 31, 2002(unaudited) and September 30, 2001                      3


Condensed Statements of Operations (unaudited)
         For the Three Months Ended March 31, 2002
         and March 31, 2001                                                    4


Condensed Statements of Operations (unaudited)
         For the Six Months Ended March 31, 2002
         and March 31, 2001                                                    5

Condensed Statements of Cash Flows (unaudited)
         For the Six Months Ended March 31, 2002
         and March 31, 2001                                                    6


Notes to Condensed Financial Statements (unaudited)                          7-9


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9-11


PART II - OTHER INFORMATION                                                11-12

                                    BIOZHEM COSMECEUTICALS, INC.
                                      CONDENSED BALANCE SHEETS

                                               ASSETS

                                                                       March 31         September 30
                                                                         2002               2001
                                                                     -------------      -------------
Current Assets:                                                       (unaudited)

Cash                                                                 $     74,792       $    556,179
Inventory                                                                 424,097             57,572
Capitalized television production costs                                         -            369,967
Other current assets                                                       65,594            124,565
                                                                     -------------      -------------
Total current assets                                                      564,483          1,108,283

Property and equipment, net                                                34,767             39,613

Other assets                                                               18,920             26,538
                                                                     -------------      -------------
Total assets                                                         $    618,170       $  1,174,434
                                                                     =============      =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued liabilities                             $    879,261       $    344,566
Accrued royalties payable                                                 526,104                  -
Accrued sales return expense                                              154,880
Notes payable                                                             513,862             10,161
                                                                     -------------      -------------
         Total current liabilities                                      2,074,107            354,727

Stockholders' Equity (Deficit):
Preferred stock, $1.00 par value; 10,000,000 shares
   authorized; no shares issued and outstanding                                 -                  -
Common stock, $.001 par value; 100,000,000 shares
   authorized;  24,337,741 and 22,967,741 shares
   issued and outstanding at March 31, 2002 and
   September 30, 2001, respectively                                        24,338             22,968
Common stock subscribed, $.001 par value;
   0 and 400,000 shares committed at
   March 31, 2002 and
   September 30, 2001, respectively                                             -                400

Additional paid-in capital                                             10,729,311         10,487,781
Accumulated deficit                                                   (12,209,586)        (9,691,442)
                                                                     -------------      -------------
Total stockholders' equity (deficit)                                   (1,455,937)           819,707
                                                                     -------------      -------------

Total liabilities and stockholders' equity                           $    618,170       $  1,174,434
                                                                     =============      =============

                             The accompanying notes are an integral part
                               of the condensed financial statements

                               BIOZHEM COSMECEUITCALS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS


                                                              Three             Three
                                                              Months            Months
                                                              Ended             Ended
                                                             March 31           March 31
                                                               2002               2001
                                                          -------------      -------------
                                                           (unaudited)        (unaudited)
Net sales                                                 $  1,576,854       $    181,177
Cost of sales                                                  871,368             70,063
                                                          -------------      -------------

         Gross margin                                          705,486            111,114
                                                          -------------      -------------

Expenses:
Selling, general and administrative                            526,502            505,419
Advertising                                                  1,824,595              1,936
Depreciation and amortization                                    3,298             14,169
                                                          -------------      -------------
             Total expenses                                  2,354,395            521,524
                                                          -------------      -------------

             Operating income (loss)                        (1,648,909)          (410,410)

Interest expense                                                 9,824             28,024

Other income                                                         -              3,053
                                                          -------------      -------------

             Net income (loss)                            $ (1,658,733)      $   (435,381)
                                                          =============      =============


Net income (loss) per common share                        $       (.07)      $       (.03)
                                                          =============      =============

Weighted average number of common shares outstanding        23,810,213         13,263,714
                                                          =============      =============


                       The accompanying notes are an integral part
                          of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS


                                                     Six                Six
                                                    Months             Months
                                                    Ended              Ended
                                                   March 31,          March 31,
                                                     2002               2001
                                                -------------      -------------
                                                (unaudited)         (unaudited)

Net sales                                       $  1,807,523       $    367,698
Cost of sales                                        914,389             96,889
                                                -------------      -------------

        Gross margin                                 893,134            270,809

Expenses:
Selling, general and administrative                  947,180            984,208
Advertising                                        2,447,678             13,506
Depreciation and amortization                          6,596             29,049
                                                -------------      -------------
           Total expenses                          3,401,454          1,026,763
                                                -------------      -------------
           Operating income (loss)                (2,508,320)          (755,954)

Interest expense                                       9,824             29,347

Other income                                               -              9,714
                                                -------------      -------------

Net income (loss)                               $ (2,518,144)      $   (775,587)
                                                =============      =============


Net income (loss) per common share              $       (.11)      $       (.06)
                                                =============      =============


Weighted average number of common shares
outstanding                                       23,253,818         12,576,497
                                                =============      =============

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                          BIOZHEM COSMECEUTICALS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Six               Six
                                                     Months            Months
                                                     Ended             Ended
                                                    March 31          March 31
                                                      2002              2001
                                                  ------------      ------------
                                                   (unaudited)       (unaudited)

Net cash (used in) operating activities           $(1,226,238)      $  (902,285)

Net cash (used in) investing activities                (1,750)          (19,536)

Net cash provided by financing activities             746,601           920,563
                                                  ------------      ------------

Net (decrease) increase in cash                      (481,387)           (1,258)

Cash at beginning of period                           556,179            61,215
                                                  ------------      ------------

Cash at end of period                             $    74,792       $    59,957
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

                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL STATEMENTS.
--------------------------------------

The accompanying condensed financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2002 and for all periods presented have been made. Certain information and foot note data necessary for fair presentation of financial position and results of operations in conformity with generally accepted accounting principles have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the periods ended March 31, 2002 are not necessarily indicative of operating results for the full year.

NOTE 2 - ISSUANCE OF COMMON STOCK
---------------------------------

During the three-month period ended December 31, 2001, the Company issued 400,000 shares of common stock to third parties for transactions that were recorded in the Company's September 30, 2001 financial statements. The value of such shares was recorded previously as shares subscribed; therefore, the issuance had no net impact on operations or equity.

Pursuant to a private placement memorandum dated September 3, 2001, the Company issued 200,000 shares of "restricted" common stock valued at $0.25 per share to an outside investor for total proceeds to the Company of $45,000 (net of issuance costs of $5,000) during the six-month period ended March 31, 2002.

Pursuant to a private placement memorandum dated January 2, 2002, the Company issued 770,000 shares of "restricted" common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $192,500 during the six-month period ended March 31, 2002.

NOTE 3 - STOCK OPTIONS AND WARRANTS
-----------------------------------

In January 2002, the Company issued 770,000 warrants with an exercise price of $0.25 per share pursuant to the private placement dated January 2, 2002.

During the six-month period ended March 31, 2002, there was no other stock option or warrant activity.

NOTE 4 - CONVERTIBLE NOTES
--------------------------

During the six-month period ended March 31, 2002, the Company entered into notes payable with an employee-shareholder for $500,000, maturing through April 2, 2002. Interest is calculated at 5 percent due upon the maturity date of the notes. If any payment is not paid when due, the remaining unpaid principal balance and any accrued interest shall become due immediately and can be converted to common stock at a conversion price of $0.25 per share at the option of the lender. These notes were verbally extended to June 15, 2002.

NOTE 5 - LOSS PER SHARE
-----------------------

Net loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents during the periods presented. Options and warrants to purchase 1,730,540 shares of common stock were excluded from the computation of the diluted loss per share, as they would have been anti-dilutive.

NOTE 6 - CAPITALIZED TELEVISION PRODUCTION COSTS
------------------------------------------------

In March 2001, the Company entered into an infomercial consultation agreement with a third party to produce a television commercial designed to sell certain skin care products by means of direct response by the customer. As of September 30, 2001, production costs for the television commercial totaled $369,967 and were recorded as other assets. In accordance with Statement of Position 93-7, "Reporting on Advertising Costs", such costs are capitalized and expensed in total the first time the commercial is aired, which occurred in November 2001. Therefore, such amount was expensed in the six-month period ended March 31, 2002.

NOTE 7 - GOING CONCERN
----------------------

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and limited operating revenues for the six-month period ended March 31, 2002 and negative working capital as of March 31, 2002. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity and to achieve its 2002 operating plan, which contemplates significantly improved operating results and cash flow. There can be no assurances that the Company will be successful in these regards.

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

NOTE 9 - LICENSE & SUPPLY AGREEMENT
-----------------------------------

On September 25, 2000, the Company entered into a License & Supply Agreement with Advanced Tissue Sciences, Inc., a Delaware corporation ("ATS"), which grants the Company the exclusive rights to become the sole, worldwide direct response marketing partner for an ATS nutrient solution, NouriCel (TM), for Biozhem branded skin care products. On January 1, 2002, due to changes in development timelines, the Company and ATS amended the Agreement to change the first contract year to the period from January 1, 2002 until December 31, 2002, to delay the payment of the first milestone payment of $1,000,000 to November 30, 2002 and to increase the annual minimum exclusivity threshold royalty payment in contract year one from $1,500,000 to $2,000,000. Additional milestone payments and increased minimum royalty payments in future years are outlined in the agreement. During the six-month period ended March 31, 2002, the Company recorded $500,000 in royalty expense pursuant to the Agreement. As of March 31, 2002, $526,104 was accrued.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

In April 2002, the Company issued 666,000 shares of common stock for cash totaling $166,500 pursuant to a private placement memorandum dated January 2, 2002.

On April 10, 2002, the Company entered into a Management Service Agreement ("Agreement") with Thane International Inc. ("Thane"), which grants Thane the exclusive rights to manage directly, or through the use of agents or sub-contractors, all aspects of the worldwide marketing, sale and distribution of the Company's RevitalCel(TM) System, in exchange for a management fee. The Agreement is for one year with automatic one year renewals based upon minimum performance criteria by Thane. In addition, Thane will finance certain of the Company's marketing, sales and distribution costs through advance payments as described in the Agreement.


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has recently experienced severe liquidity shortages. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following: (1) an aggressive restructuring, marketing campaign and dramatic increase in operational expenses to support the growth in revenues. The sales growth rate was 391.6% for the six-month period and 770.3% for the three-month period ended March 31, 2002, respectively, versus the same periods ended March 31, 2001. (2) Front-end costs of successfully launching its national television infomercial featuring a breakthrough anti-aging skin care line promoted by the award winning actress, Lindsay Wagner. Cash at March 31, 2002, was $74,792 compared to $556,179 as of September 30, 2001. Current liabilities exceeded current assets by $1,509,624 at March 31, 2002.

At March 31, 2002, the Company's ending inventory balance increased by $366,525 over the balance as of September 30, 2001, due primarily to increased consumer demands of a successful national television infomercial launch featuring the Company's RevitaCel(TM) skin care line.

Accounts payable and accrued liabilities increased from $344,566 as of September 30, 2001 to $879,261 as of March 31, 2002. Accrued royalties payable were $526,104 and accrued sales return expense was $154,880 for the first six months ended March 31, 2002. Short-term notes payable increased $503,701. The primary reason for the increases in the liability categories was to support the launch of the national infomercial and increase in inventory to accommodate the growth in sales demand for the Company's product line.

The Company must still rely primarily on operating cash flow and cash management to sustain its operations. If management cannot achieve its 2002 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to reduce expenses or undertake other actions as may be appropriate.

The Company's continued existence is dependent upon its ability to achieve its 2002 operating plan, which contemplates significantly improved operating results and cash flow and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."


              RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2002
              ----------------------------------------------------
                   COMPARED WITH QUARTER ENDED MARCH 31, 2001
                   ------------------------------------------

Net sales for the quarter ended March 31, 2002 were $1,576,854 compared with net sales of $181,177 for the quarter ended March 31, 2001, an increase of 770.3%. The increase in net sales was due primarily to the successful launch of the Company's national television infomercial featuring its RevitaCel(TM) skin care system.

Gross margin was 44.7% for the quarter ended March 31, 2002 and 61.3% for the quarter ended March 31, 2001. The decrease was due primarily to front-end promotional infomercial pricing and incentives and to royalty payments paid and/or accrued in the amount of $568,545 in conjunction with the infomercial sales.

Selling, general and administrative expenses increased $21,083 for the quarter ended March 31, 2002 compared with the quarter ended March 31, 2001, an increase of 4.2%, due primarily to increased operational expenses incurred to support the above average growth in revenues for the three and six-month periods ended March 31, 2002.

The Company increased its advertising expenditures during the quarter ended March 31, 2002 by approximately $1.8 million compared with the quarter ended March 31, 2001. Approximately 90% of the increase was due to media purchase costs incurred for the nationally televised infomercial launched during the quarter.

As a result of the above, the net loss for the quarter ended March 31, 2002 was $1,658,733 ($.07 per share), compared with a net loss of $435,381 ($.03 per share) for the quarter ended March 31, 2001. The Company's sales would have been higher for the quarter ended March 31, 2002; however, due to a vendor related manufacturing problem, some shipments were delayed until the following quarter.

The Company's infomercial sales model requires front-end media purchases and product pricing incentives, resulting in less profitability on the initial customer sale. Thereafter, the sales are derived from continuity reorders and a large, growing customer base for "up-sells" of existing and new product releases under the Biozhem brand, that do not require ongoing infomercial media costs.

             RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 2002
             -------------------------------------------------------
                  COMPARED WITH SIX MONTHS ENDED MARCH 31, 2001
                  ---------------------------------------------

Net sales for the six-month period ended March 31, 2002 were $1,807,523 compared with net sales of $367,698 for the period ended March 31, 2001, an increase of 391.6%. The increase in net sales was due primarily to the success of the national infomercial launch featuring the Company's RevitaCel(TM) skin care system.

Gross margin increased $622,325 for the six-month period ended March 31, 2002. Gross margin as a percent of sales decreased to 49.4% compared to 73.6% for the six-month period ended March 31, 2001 due primarily to front-end promotional infomercial pricing, incentives and accrued royalty costs.

Selling, general and administrative expenses decreased $37,028 for the six-month period ended March 31, 2002 compared with the six months ended March 31, 2001 due primarily to the elimination of overhead and selling expenses associated with the now closed retail stores and kiosks.

The Company increased its advertising expenditures during the six months ended March 31, 2002 compared with the six months ended March 31, 2001 from $13,506 to $2,447,678 to support the launch of the national television infomercial.

As a result of the above, the net loss for the six-month period ended March 31, 2002 was $2,518,144 ($.11 per share) compared with a net loss of $775,587 ($.06 per share) for the six-month period ended March 31, 2001. The Company's sales would have been higher for the quarter ended March 31, 2002; however, due to a vendor related manufacturing problem, some shipments were delayed until the following quarter.

The Company's infomercial sales model requires front-end media purchases and product pricing incentives, resulting in less profitability on the initial customer sale. Thereafter, the sales are derived from continuity reorders and a large, growing customer base for "up-sells" of existing and new product releases under the Biozhem brand, that do not require ongoing infomercial media costs.


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
-------           -----------------

There are no significant changes to the information reported in the Form 10-KSB for the year ended September 30, 2001.

Item 2.           Changes in Securities
-------           ---------------------

Pursuant to a private placement memorandum dated September 3, 2001, the Company issued 200,000 shares of "restricted" common stock valued at $0.25 per share to an outside investor for total proceeds to the Company of $45,000 (net of issuance costs of $5,000) during the six-month period ended March 31, 2002.

Pursuant to a private placement memorandum dated January 2, 2002, the Company issued 770,000 shares of "restricted" common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $192,500 during the six-month period ended March 31, 2002.

In January 2002, the Company issued 770,000 warrants with an exercise price of $0.25 per share pursuant to the January 2, 2002 private placement.

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





                                          BIOZHEM COSMECEUTICALS, INC..
                                          (registrant)




Date:  May 14, 2002                       By:      /s/ James S. Chapin
                                             --------------------------------
                                          James S. Chapin
                                          Chief Executive Officer
                                          (Principal Financial Officer)