Form 10QSB
period 2002-06-30
BIOZHEM COSMECEUTICALS INC
filed 2002-08-19
CIK 774740

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


                        Commission file number 000-14725
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

Issuer's telephone number, including area code (530) 271-1911
                                               --------------
Securities registered pursuant to section 12(b) of act: None
Securities registered pursuant to section 12(g) of act: Common stock $.001 par value.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]                  No  [ ]

         As of July 31, 2002, there were 25,553,756 shares outstanding of the issuer's common stock, $.001 par value.

                          BIOZHEM COSMECEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements



                     Index to Condensed Financial Statements




Condensed Balance Sheets
      June 30, 2002 (unaudited) and September 30, 2001.....................  3

Condensed Statements of Operations (unaudited)
     For the Three Months Ended June 30, 2002 and June 30, 2001 ...........  4

Condensed Statements of Operations (unaudited)
     For the Nine Months Ended June 30, 2002 and June 30, 2001 ............  5

Condensed Statements of Cash Flows (unaudited)
     For the Nine Months Ended June 30, 2002 and June 30, 2001.............  6

Notes to Condensed Financial Statements (unaudited)........................  7-9


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations........................................ 9-11



PART II - OTHER INFORMATION


                                    BIOZHEM COSMECEUTICALS, INC.
                                      CONDENSED BALANCE SHEETS
                                JUNE 30, 2002 AND SEPTEMBER 30, 2001

                                               ASSETS

                                                                       June 30          September 30
                                                                         2002               2001
                                                                     -------------      -------------
                                                                      (unaudited)
Current Assets:

Cash                                                                 $    540,875       $    556,179
Inventory                                                                 149,853             57,572
Other receivables                                                         360,868                  -
Capitalized television production costs                                         -            369,967
Other current assets                                                       10,208            124,565
                                                                     -------------      -------------

Total current assets                                                    1,061,804          1,108,283

Property and equipment, net                                                43,544             39,613

Other assets                                                               44,502             26,538
                                                                     -------------      -------------

Total assets                                                         $  1,149,850       $  1,174,434
                                                                     =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued liabilities                             $  1,217,226       $    344,566
Accrued royalties payable                                                 400,501                  -
Accrued sales return expense                                               57,210                  -
Notes payable                                                             429,037             10,161
                                                                     -------------      -------------

Total current liabilities                                               2,103,974            354,727

Stockholders' Equity (Deficit):

Preferred Stock, $1.00 par value; 10,000,000 shares
  authorized; no shares issued and outstanding                                  -                  -
Common stock, $.001 par value; 100,000,000 shares
  authorized; 25,553,756 and 22,967,741 shares
  issued and outstanding at June 30, 2002 and
  September 30, 2001, respectively                                         25,554             22,968
Common stock subscribed, $.001 par value;
  0 and 400,000 shares committed at June 30, 2002
  and September 30, 2001, respectively                                          -                400

Additional paid-in capital                                             11,056,495         10,487,781
Accumulated deficit                                                   (12,036,173)        (9,691,442)
                                                                     -------------      -------------

Total stockholders' equity (deficit)                                     (954,124)           819,707
                                                                     -------------      -------------

Total liabilities and stockholders' equity (deficit)                 $  1,149,850       $  1,174,434
                                                                     =============      =============


                                    BIOZHEM COSMECEUTICALS, INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                       JUNE 30, 2002 AND 2001

                                                           Three Months        Three Months
                                                              Ended               Ended
                                                          June 30, 2002       June 30, 2001
                                                          -------------      -------------
                                                           (unaudited)         (unaudited)
Net sales                                                 $  2,206,801       $    148,002
Cost of sales                                                  791,751              3,785
                                                          -------------      -------------

     Gross margin                                            1,415,050            144,217
                                                          -------------      -------------

Expenses:

Selling, general and administrative                            466,873            330,023
Advertising                                                    674,099              8,083
Depreciation and amortization                                    3,299             14,422
                                                          -------------      -------------

     Total expenses                                          1,144,271            352,528
                                                          -------------      -------------

     Operating income (loss)                                   270,779           (208,311)

Interest expense
                                                               (97,368)          (155,998)

Other income                                                         -              7,836
                                                          -------------      -------------

     Net income (loss)                                    $    173,411       $   (356,473)
                                                          =============      =============

Net income (loss) per common share                        $       0.01       $      (0.02)
                                                          =============      =============

Weighted average number of common shares outstanding        25,305,939         14,332,806
                                                          =============      =============


                                    BIOZHEM COSMECEUTICALS, INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                       JUNE 30, 2002 AND 2001

                                                           Nine Months        Nine Months
                                                              Ended              Ended
                                                          June 30, 2002      June 30, 2001
                                                          -------------      -------------
                                                           (unaudited)         (unaudited)
Net sales                                                 $  4,014,324       $    515,701
Cost of sales                                                1,706,140            100,674
                                                          -------------      -------------

     Gross margin                                            2,308,184            415,027
                                                          -------------      -------------

Expenses:

Selling, general and administrative                          1,414,053          1,314,231
Advertising                                                  3,121,777             21,590
Depreciation and amortization                                    9,895             43,471
                                                          -------------      -------------

     Total expenses                                          4,545,725          1,379,292
                                                          -------------      -------------

     Operating loss                                         (2,237,541)          (964,265)

Interest expense                                              (107,192)          (185,345)

Other income                                                         -             17,550
                                                          -------------      -------------

     Net loss                                             $ (2,344,733)      $ (1,132,060)
                                                          =============      =============

Net loss per common share                                 $      (0.10)      $      (0.09)
                                                          =============      =============

Weighted average number of common shares outstanding        24,176,035         13,150,412
                                                          =============      =============


                                    BIOZHEM COSMECEUTICALS, INC.
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                       JUNE 30, 2002 AND 2001

                                                          Nine Months       Nine Months
                                                             Ended             Ended
                                                         June 30, 2002     June 30, 2001
                                                         ------------      ------------
                                                          (unaudited)       (unaudited)
Net cash (used in) operating activities                  $  (879,354)      $(1,211,113)

Net cash (used in) investing activities                      (13,826)          (23,155)

Net cash provided by financing activities                    877,876         2,213,260
                                                         ------------      ------------

Net (decrease) increase in cash                              (15,304)          978,992


Cash at beginning of period                                  556,179            61,215
                                                         ------------      ------------


Cash at end of period                                    $   540,875       $ 1,040,207
                                                         ============      ============

Supplemental disclosure of non-cash investing
  and financing activities:
  Conversion of debt into common stock                   $    75,000       $         -
                                                         ============      ============


                          BIOZHEM COSMECEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001



NOTE 1 - INTERIM FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared in accordance with the instructions to quarterly reports on Form 10-QSB. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2002 and for all periods presented have been made. Certain information and footnote data necessary for fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company's annual Form 10-KSB. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of operating results for the full year.


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

Pursuant to a private placement memorandum dated January 2, 2002, the Company issued 1,436,000 shares of "restricted" common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $359,000 during the nine-month period ended June 30, 2002. In conjunction with this sale, warrants to purchase 1,436,000 shares of the Company's common stock were granted to these investors as an incentive to purchase the stock. Therefore, the granting of the warrants had no net impact on operations or equity.

Pursuant to the note conversion dated May 1, 2002 (see Note 4), the Company issued 600,000 shares of "restricted" common stock valued at $0.125 per share to a shareholder for the conversion of $75,000 of notes payable.

On October 16, 2001, the Company retired 50,000 shares of its common stock previously issued in two 25,000 share certificates for professional services which subsequently were not provided to the Company.


NOTE 3 - STOCK OPTIONS AND WARRANTS

In April 2002, the Company issued 600,000 non-Plan options at $0.25 per share to an employee.

In May 2002, the Company issued 1,436,000 warrants with an exercise price of $0.25 per share pursuant to the private placement dated January 2, 2002.

In May 2002, the Company issued 25,000 warrants with an exercise price of $0.36 per share for services rendered pursuant to the production of the infomercial starring Lindsay Wagner.

During the nine-month period ended June 30, 2002, there was no other stock option or warrant activity.


NOTE 4 - CONVERTIBLE NOTES

During the quarter ended March 31, 2002, the Company entered into notes payable with a shareholder for $500,000, maturing through April 2, 2002. Interest is calculated at 5 percent due upon the maturity date of the notes. If any payment is not paid when due, the remaining unpaid principal balance and any accrued interest shall become due immediately and can be converted to common stock at a conversion price of $0.12 per share at the option of the lender. In May 2002, $75,000 of the notes was converted into 600,000 shares of Biozhem common stock and the remaining $425,000 in notes was extended to November 30, 2002, with similar terms and conversion features.


NOTE 5 - LOSS PER SHARE

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


NOTE 7 - GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. The Company has recurring losses from operations and limited operating revenues for the nine-month period ended June 30, 2002 and negative working capital as of June 30, 2002. These factors (among others) raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to operate as a going concern is dependent upon its ability to obtain additional debt and/or equity and to achieve its 2002 operating plan, which contemplates significantly improved operating results and cash flow. There can be no assurances that the Company will be successful in these regards.

The financial statements do not include any adjustments related to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


NOTE 8 - SEGMENT REPORTING

The Company is currently operating under one business segment. Thus, no reporting is required.

NOTE 9 - LICENSE & SUPPLY AGREEMENT

On September 25, 2000, the Company entered into a License & Supply Agreement with Advanced Tissue Sciences, Inc., a Delaware corporation ("ATS"), which grants the Company the exclusive rights to become the sole, worldwide direct response marketing partner for an ATS nutrient solution, NouriCel (TM), for Biozhem branded skin care products. On January 1, 2002, due to changes in development timelines, the Company and ATS amended the Agreement to change the first contract year to the period from January 1, 2002 until December 31, 2002, to delay the payment of the first milestone payment of $1,000,000 to November 30, 2002 and to increase the annual minimum exclusivity threshold royalty payment in contract year one from $1,500,000 to $2,000,000. Additional milestone payments and increased royalty minimum payments in future years are outlined in the Agreement. During the nine-month period ended June 30, 2002, the Company recorded $508,578 in royalty expense pursuant to the Agreement. As of June 30, 2002, $400,501 was accrued.

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


NOTE 10 - SUBSEQUENT EVENTS

In August 2002, the Company issued 40,000 shares of "restricted" common stock to a consulting group for website development, hosting and other internet related activities.



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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had a cash position of $540,875 versus $556,179 as of September 30, 2001. However, current liabilities exceeded current assets by $1,042,169 at June 30, 2002.versus a current asset surplus of $753,556 over current liabilities as of September 30, 2001. Principal contributing factors to the deterioration of the Company's liquidity and capital position have been the following: (1) an aggressive restructuring, marketing campaign and dramatic increase in operational expenses to support the growth in revenues. The sales growth rate was 678.4% for the nine-month period and 1,391.1% for the three-month period ended June 30, 2002, respectively, versus the same periods ended June 30, 2001. (2) Front-end costs of successfully launching its national television infomercial featuring a breakthrough anti-aging skin care line promoted by the award winning actress, Lindsay Wagner.

At June 30, 2002, the Company's ending inventory balance increased by $92,281 over the balance as of September 30, 2001, due primarily to increased consumer demands of a successful national television infomercial launch featuring the Company's RevitaCel(TM) skin care line.

Accounts payable and accrued liabilities increased from $344,566 as of September 30, 2001 to $1,217,225 as of June 30, 2002. Accrued royalties payable were $400,501 and accrued sales return expense was $57,210 for the first nine months ended June 30, 2002. Short-term notes payable increased $418,876 to $429,037. The primary reason for the increases in the liability categories was to support the launch of the national infomercial and to increase inventory to accommodate the growth in sales demand for the Company's product line.

The Company must still rely primarily on operating cash flow and cash management to sustain its operations. If management cannot achieve its 2002 operating plan because of sales shortfalls or other unfavorable events, the Company may find it necessary to reduce expenses or undertake other actions as may be appropriate.

The Company's continued existence is dependent upon its ability to achieve its 2002 operating plan, which contemplates significantly improved operating results and cash flow, and its ability to obtain additional financing. There can be no assurances that the Company will be successful in these regards. See "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995."


               RESULTS OF OPERATIONS - QUARTER ENDED JUNE 30, 2002
                    COMPARED WITH QUARTER ENDED JUNE 30, 2001

Net sales for the quarter ended June 30, 2002 were $2,206,802 compared with net sales of $148,002 for the quarter ended June 30, 2001, an increase of 1,391.1%. The increase in net sales was due primarily to the successful launch of the Company's national television infomercial featuring its RevitaCel(TM) skin care system.

Gross margin was 64.1% for the quarter ended June 30, 2002 versus 97.4% for the quarter ended June 30, 2001. The decrease was due primarily to front-end promotional infomercial pricing and incentives and to royalty payments paid and/or accrued in the in conjunction with the infomercial sales.

Selling, general and administrative expenses increased $136,851 for the quarter ended June 30, 2002 compared with the quarter ended June 30, 2001, an increase of 41.5%, due primarily to increased operational expenses incurred to support the above average growth in revenues for the three and nine-month periods ended June 30, 2002.

The Company increased its advertising expenditures during the quarter ended June 30, 2002 to $674,099, an increase of $666,016 compared with the quarter ended June 30, 2001. Approximately 90% of the increase was due to media purchase costs incurred for the nationally televised infomercial launched during the quarter.

Interest expense decreased from $155,998 to $97,368 during the quarters ended June 30, 2001 and June 30, 2002, respectively, due to more efficient deployment of cash flow.

The Company realized a net profit of $173,411 for the quarter ended June 30, 2002, $.01 per share, compared with a net loss of $356,473, ($0.02) per share, for the quarter ended June 30, 2001.

             RESULTS OF OPERATIONS - NINE MONTHS ENDED JUNE 30, 2002
                  COMPARED WITH NINE MONTHS ENDED JUNE 30, 2001

Net sales for the nine-month period ended June 30, 2002 were $4,014,325 compared with net sales of $515,701 for the period ended June 30, 2001, an increase of 678.4%. The increase in net sales was due primarily to the success of the national infomercial launch featuring the Company's RevitaCel(TM) skin care system.

Gross margin increased $1,893,157 for the nine-month period ended June 30, 2002. Gross margin as a percent of sales decreased to 57.5% compared to 80.5% for the nine-month period ended June 30, 2001 due primarily to front-end promotional infomercial pricing, incentives and accrued royalty costs.

Selling, general and administrative expenses increased $99,823 for the nine-month period ended June 30, 2002 compared with the nine months ended June 30, 2001 due primarily to wind down costs associated with the now closed retail stores and kiosks and to the launch of the new direct marketing format of the Company.

The Company increased its advertising expenditures during the nine months ended June 30, 2002 compared with the nine months ended June 30, 2001 from $21,590 to $3,121,777 to support the launch of the national television infomercial.

As a result of the above, the net loss for the nine-month period ended June 30, 2002 was $2,344,733, ($0.10) per share, compared with a net loss of $1,132,060,
($0.09) per share, for the nine-month period ended June 30, 2001.

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

Pursuant to a private placement memorandum dated January 2, 2002, the Company issued 1,436,000 shares of "restricted" common stock valued at $0.25 per share to outside investors for total proceeds to the Company of $359,000 during the nine-month period ended June 30, 2002. In conjunction with this sale, warrants to purchase 1,436,000 shares of the Company's common stock were granted to these investors as an incentive to purchase the stock. Therefore, the granting of the warrants had no net impact on operations or equity.

Pursuant to the note conversion dated May 1, 2002 (see Note 4), the Company issued 600,000 shares of "restricted" common stock valued at $0.125 per share to a shareholder for the conversion of $75,000 of notes payable.

On October 16, 2001, the Company retired 50,000 shares of its common stock previously issued in two 25,000 share certificates for professional services which subsequently were not provided to the Company.

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

                  None.

Item 5.           Other Information
                  -----------------

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  a)       Exhibits.
                           ---------

                           99.1 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)                Reports on Form 8-K
                  -------------------

                           None.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BIOZHEM COSMECEUTICALS, INC..
                                              (registrant)




Date:  August 19, 2002                        By:      /s/ James S. Chapin
                                                 -------------------------------
                                              James S. Chapin
                                              Chief Executive Officer
                                              (Principal Financial Officer)